Form 10-Q
period 1998-06-30
TIME WARNER TELECOM LLC
filed 1998-08-21
CIK 1064637

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended June 30, 1998 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the transition period from ________ to _________

Registration Number 333-53553

                             TIME WARNER TELECOM LLC

             (Exact name of registrant as specified in its charter)


        Delaware                                               84-1465464
(State or other jurisdiction of                              (I.R.S. Employer
Incorporation or organization)                            Identification Number)


                              5700 S. Quebec Street
                           Greenwood Village, CO 80111
                                 (303) 566-1000
          (Address, including zip code, and telephone number, including area code, of each registrant's principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ ]       No [X]

                               INDEX TO FORM 10-Q

                                                                                      Page
                                                                                      ----
PART I.  FINANCIAL INFORMATION

         Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                   1

         Combined Balance Sheets at June 30, 1998 and December 31, 1997                 12

         Combined Statements of Operations for the Three Months and Six Months
         Ended June 30, 1998 and 1997                                                   13

         Combined Statements of Cash Flows for the Six Months Ended
         June 30, 1998 and 1997                                                         14

         Combined Statements of Changes in Members' Equity                              15

         Notes to combined financial statements                                         16

PART II. OTHER INFORMATION                                                              20

         Item 2.  Change in Securities and Uses of Proceeds

         Item 6.  Exhibits and Reports on Form 8-K

                             TIME WARNER TELECOM LLC
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Time Warner Telecom LLC is a leading facilities-based competitive local exchange carrier ("CLEC") in selected metropolitan markets across the United States, offering a wide range of business telephony services, primarily to medium- and large-sized business customers.

        The term "Company" refers to Time Warner Telecom LLC, its consolidated and unconsolidated subsidiaries, including Time Warner Telecom Inc. ("TWT") and all operations of the Company that were historically conducted by the Members (as defined herein). The term "Members" refers to Time Warner Inc. and certain of its subsidiaries (collectively, "TW"), MediaOne Group, Inc. and certain of its subsidiaries (collectively, "MediaOne"), and Advance/Newhouse Partnership ("Newhouse"). TW and MediaOne, through certain subsidiaries, are partners in Time Warner Entertainment Company, L.P. ("TWE"). TWE and Newhouse are partners in Time Warner Entertainment-Advance/Newhouse Partnership ("TWEAN"). The term "TW Cable" refers collectively to the cable systems owned by subsidiaries and divisions of TWE, TWEAN and TW.

        The business of the Company was commenced in 1993 by TW Cable and reflects the combined commercial telecommunication operations under the ownership or management control of TW Cable. These operations consist of the commercial telecommunication operations of TW and TWEAN that were each acquired or formed in 1995, as well as the pre-existing commercial telecommunication operations of TWE. All intercompany accounts and transactions between the combined entities have been eliminated.

        The Company was recently formed in connection with a reorganization (the "Reorganization") of the assets and liabilities of its business, which were previously owned by subsidiaries and divisions of TWE, TWEAN and TW (together, the "Parent Companies"). The Reorganization was consummated on July 14, 1998. In connection with the Reorganization, the assets and liabilities of the Company's business were contributed to the Company by the Parent Companies and in connection therewith, TW, MediaOne and Newhouse received 61.95%, 18.88% and 19.17%, respectively, of the limited liability company interests in the Company (all in the form of Class B limited liability company interests). The Company accounted for the Reorganization at each of the Members' historical cost basis of accounting and accordingly, the Reorganization had no effect on the Company's total members' equity which has been presented on a consistent basis.

        In connection with the Reorganization, the Company's Management Committee approved an option plan that provides for the granting of options to purchase Class A limited liability company interests in the Company representing approximately 10% of the equity in the Company, in the aggregate on a fully diluted basis. Generally, options issued under such an option plan will become exercisable over a four-year vesting period and will expire ten years from the date of the grant. In addition, the purchase price of the Class A limited liability company interests in the Company covered by each option will not be less than the fair market value of such interests on the date of grant.

        The majority of the Company's revenues have been derived from the provision of "private line" and "direct access" telecommunications services. Because the Company has deployed switches in 16 of its 19 service areas as of June 30, 1998, management expects that a growing portion of its revenues will be derived from providing switched services. The Company's customers are principally telecommunications-intensive business end-users, long distance carriers ("IXCs"), internet service providers ("ISPs"), wireless communications companies and governmental entities. Such customers are offered a wide range of integrated telecommunications products and services, including dedicated transmission, local switched, data

                             TIME WARNER TELECOM LLC
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

and video transmission services and Internet services. In addition, the Company benefits from its strategic relationship with TW Cable both through network facilities access and cost-sharing. As a result, the Company's networks have been constructed primarily through the use of fiber capacity licensed from TW Cable. As of June 30, 1998, the Company operated networks in 19 metropolitan service areas that spanned 6,309 route miles, contained 248,574 fiber glass miles and offered service to 2,908 buildings. The Company's 19 service areas include 18 networks that are wholly owned and one that is owned through a 50% joint venture and is not consolidated with the Company's financial results. The Company's consolidated revenues were $55.4 million for the year ended December 31, 1997 and $49.1 million for the six months ended June 30, 1998. As of June 30, 1998, the Parent Companies had invested $555.8 million in the Company.

        The Company's revenues have been derived primarily from end-user to end-user private line connections and from a variety of services including: (i) access between IXCs, (ii) access between end-users and IXCs, (iii) collocated special access, (iv) collocated points of presence ("POP") to local exchange carriers ("LECs") switched access transport and (v) local switched services. Since its inception in 1993, the Company has experienced significant growth in revenues and in the geographic scope of its operations. Management believes an increasing portion of the Company's future growth will come from the provision of local switched services as a result of the 16 switches deployed as of June 30, 1998. The Company believes that switched services provide the opportunity for higher profit margins and better utilization of capital investment than those expected from transport services. The shift of the revenue growth to switched services may cause the Company's revenues to become less predictable since a portion of such services are billed to customers on a usage basis. Dedicated transport customers are typically billed a flat monthly rate which produces a less variable stream of revenues for the Company. Furthermore, it is expected that the growth in the switched service offerings will expand the Company's customer base by making more services available to customers that are generally smaller than those who purchase dedicated transport services. These smaller customers are also expected to be the principal users of the Company's long distance service, which is in the process of being launched. The Company expects to experience a higher churn rate for these customers than it has traditionally experienced with transport services. The Company intends to minimize this churn for long distance services to smaller customers by offering such service under minimum one-year contracts.

        The Company plans to expand its revenue base by fully exploiting available network capacity in its existing markets and by continuing to develop and selectively tailor new services in competitively-priced packages to meet the needs of its medium- and large-sized business customers. The Company plans on selectively entering new markets and intends to have networks under construction or operational in several additional cities by the end of 1999.

        Operating expenses consist of costs directly related to the operation and maintenance of the networks and the provision of the Company's services. This includes the salaries and related expenses of operations and engineering personnel as well as costs from the incumbent local exchange carrier ("ILECs") and other competitors for facility leases and interconnection. These costs have increased over time as the Company has increased its operations and revenues. It is expected that these costs will continue to increase, but at a slower rate than revenue growth.

        Selling, general and administrative expenses consist of salaries and related costs for employees other than those involved in operations and engineering. Such expenses also include costs related to non-technical facility, sales and marketing, regulatory and legal costs. These costs have increased over time as the Company has increased its operations and revenues. The Company expects these costs to continue to increase as the Company's revenue growth continues, but at a slower rate than revenue growth.

                             TIME WARNER TELECOM LLC
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)



        In the normal course of conducting its businesses, the Company has various transactions with the Parent Companies, generally on terms resulting from negotiation between the affected units that, in management's view, result in reasonable allocations. In connection with the Reorganization, the Company entered into several contracts with the Parent Companies in respect of certain of these transactions. The Company's selling, general and administrative expenses include charges allocated from the Parent Companies for certain general and administrative expenses, primarily including office rent and overhead charges for various administrative functions performed by TW Cable. These charges were required to reflect all costs of doing business and have been based on various methods, which management believes results in reasonable allocations of such costs that were necessary to present the Company's operations as if they had been operated on a stand alone basis. In addition, the Company licenses the right to use the majority of its fiber optic cable capacity from TW Cable and reimburses it for facility maintenance and pole rental costs. These costs are included in the Company's operating expense. Finally, effective July 1, 1997 through July 1998, all of the Company's financing requirements were funded with loans from the Parent Companies. These loans are subordinated in right of payment to the Notes described below and bear interest (payable in kind) at an annual rate equal to The Chase Manhattan Bank's prime lending rate as in effect from time-to-time, which was 8.5% throughout the period from July 1, 1997 through July 1998 and mature on August 15, 2008. The Company believes that this rate is comparable to rates which could have been obtained from unrelated third parties. The Parent Companies do not have any obligation to make additional equity investments in or loans to the Company. In July 1998, the Company obtained external financing (see "Financing" Section) which, together with internally generated funds, is expected to provide sufficient funds for the Company to expand its business as currently planned, pay interest on the Notes described below and fund its currently expected losses through the end of 1999. Thereafter, the Company expects to require additional financing.

        The Company has not historically, and does not currently, generate positive operating cash flow. However, for the six months ended June 30, 1998, 14 of the Company's 19 service areas generated positive operating cash flow and the Company, as a whole, expects to begin generating positive operating cash flow within the next 12 months. The following comparative discussion of the results of financial condition and results of operations of the Company includes an analysis of changes in revenues and operating income (loss) before depreciation and amortization ("EBITDA"). Industry analysts generally consider EBITDA to be an important measure of comparative operating performance for the telecommunications industry, and when used in comparison to debt levels or the coverage of interest expense, as a measure of liquidity. However, EBITDA should be considered in addition to, not as a substitute for, operating income, net income, cash flow and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles. EBITDA as defined herein may not be comparable to similarly titled measures reported by other companies.

        The Company has had and will continue to have significant capital expenditures. These expenditures pertain to the historical construction and expansion of the networks and to the future expansion of the existing networks as well as the construction of new networks.

RESULTS OF OPERATIONS

        The following table sets forth certain consolidated statement of operations data of the Company, in thousands of dollars and expressed as a percentage of net revenues for each of the periods presented. This table should be read in conjunction with the Company's financial statements, including the notes thereto, appearing elsewhere in this report.

                             TIME WARNER TELECOM LLC
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

------------------------------------------------------------------------------------------
                                                THREE MONTHS ENDED JUNE 30
------------------------------------------------------------------------------------------
                                      1997                      1998
                                    ------------------------------------------------------
                                                  Dollars in Thousands
Statement of Operations Data:
Revenues:
  Dedicated transport services      $  9,839          78.5%     $ 19,240            71.1%
  Switched services                    2,692          21.5         7,807            28.9
                                    --------         -----      --------           -----
     Total revenues                   12,531         100.0        27,047           100.0

Costs and expenses:
  Operating (1)                        9,031          72.1        16,207            59.9
  Selling, general
     and Administrative (1)           12,776         102.0        17,854            66.0
  Depreciation & amortization (1)      9,038          72.1        12,393            45.8
                                    --------         -----      --------           -----
     Total costs & expenses           30,845         246.1        46,454           171.8

Operating loss                       (18,314)       (146.1)      (19,407)          (71.8)

Equity in losses of
    Unconsolidated  affiliates          (761)         (6.1)          (29)           (0.1)
Interest, net (1)                       --              --        (2,699)          (10.0)
                                    --------         -----      --------           -----
Net loss (2)                        ($19,075)       (152.2%)    ($22,135)          (81.8%)
                                    ========        ======      ========           =====
EBITDA                              ($ 9,276)        (74.0%)    ($ 7,014)          (25.9%)
                                    ========        ======      ========           =====

-----------------------------------------------------------------------------------------------
                                                    SIX MONTHS ENDED JUNE 30
-----------------------------------------------------------------------------------------------
                                      1997                      1998
                                    -----------------------------------------------------------
                                                  Dollars in Thousands
Statement of Operations Data:
Revenues:
  Dedicated transport services      $ 18,140          80.0%     $ 35,973           73.3%
  Switched services                    4,544          20.0        13,122           26.7
                                    --------         -----      --------          ------
     Total revenues                   22,684         100.0        49,095          100.0

Costs and expenses:
  Operating (1)                       17,415          76.8        29,726           60.5
  Selling, general
     and Administrative (1)           24,761         109.2        34,170           69.6
  Depreciation & amortization (1)     17,880          78.8        24,325           49.5
                                    --------         -----      --------           -----
     Total costs & expenses           60,056         264.8        88,221          179.7

Operating loss                       (37,372)       (164.8)      (39,126)         (79.7)

Equity in losses of
    Unconsolidated  affiliates        (1,354)         (6.0)          (87)          (0.2)
Interest, net (1)                         --            --        (4,710)          (9.6)
                                    --------       ------       --------          -----
Net loss (2)                        ($38,726)      (170.7%)     ($43,923)         (89.5%)
                                    ========       ======       ========          =====

EBITDA                             ($ 19,492)       (85.9%)     ($14,801)         (30.1%)
                                    ========       ======       ========          =====
-----------------------------------------------------------------------------------------------

(1) Includes expenses resulting from transactions with affiliates of $3.8 million and $6.8 million in the three months ended June 30, 1997 and 1998 respectively, and $7.8 million and $12.9 million in the six months ended June 30, 1997 and 1998 respectively.

(2) The Company is a limited liability company that has operated as a partnership for tax purposes during the periods presented herein. Accordingly, the Company is not subject to Federal and state income taxation.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

        Revenues. Revenue increased $14.5 million, or 115.8%, to $27.0 million for the three months ended June 30, 1998, from $12.5 million for the same period in 1997. Revenues from the provision of dedicated transport services increased $9.4 million, or 95.5%, to $19.2 million in 1998, from $9.8 million in 1997. Revenues from dedicated transport service increased 91.1% in those markets in which dedicated transport services were offered as of June 30, 1997. Switched service revenue increased $5.1 million, or 190.0%, to $7.8 million in 1998, from $2.7 million in 1997. Switched service revenue increased 78.6% in those markets in which switched services were offered as of June 30, 1997. The increase in revenues from dedicated transport services primarily reflects growth of services and new products offered in existing markets. The increase in switched services resulted from the offering of services in new markets and the growth of services in existing markets. At June 30, 1998 the Company offered dedicated transport services in 19 metropolitan areas, 16 of which offered switched services, as compared to offering dedicated transport services in 15 metropolitan areas, 4 of which offered switched services at June 30, 1997.

        Operating Expenses. Operating expenses increased $7.2 million, or 79.5%, to $16.2 million for the three months ended June 30, 1998, from $9.0 million for the same period in 1997. The increase in operating expenses was primarily attributable to the Company's expansion of its business, principally switched services, and the ongoing development of existing markets resulting in higher LEC charges for circuit leases and interconnection, higher technical personnel

                             TIME WARNER TELECOM LLC
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)


costs, and higher data processing costs. As a percentage of revenues, operating expenses decreased to 59.9% in 1998 from 72.1% for the same period in 1997.

        Selling, General and Administrative. Selling, general and administrative expenses increased $5.1 million, or 39.7%, to $17.9 million for the three months ended June 30, 1998, from $12.8 million for the same period in 1997. The increase in selling, general and administrative expenses was primarily attributable to higher direct sales costs associated with the increase in revenues, an increase in consulting expenses relating to local regulatory matters, implementing new billing and system software, higher property taxes, and moving costs related to consolidating the corporate office into one building. As a percentage of revenues, selling, general and administrative expenses decreased to 66.0% in 1998, from 102.0% for the same period in 1997.

        Depreciation and Amortization Expense. Depreciation and amortization expense increased $3.4 million, or 37.1%, to $12.4 million for the three months ended June 30, 1998, from $9.0 million for the same period in 1997. The increase in depreciation and amortization expense was primarily attributable to higher capital expenditures related to the ongoing construction and expansion of the Company's telecommunication networks in both 1997 and 1998. As a percentage of revenues, depreciation and amortization expenses decreased to 45.8% in 1998, from 72.1% for the same period in 1997.

        EBITDA. The EBITDA loss for the three months ended June 30, 1998 decreased $2.3 million, or 24.4%, to $7.0 million in 1998, from a loss of $9.3 million for the same period in 1997. This improvement was primarily the result of increased revenue due to the Company's expansion of local telecommunications networks in new and existing markets and growth of the Company's customer base, partially offset by higher operating expenses in support of the larger customer base, and higher selling, general and administrative expenses required to support the expansion.

        Interest Expense. Effective July 1, 1997 through July 1998, all of the Company's financing requirements were funded with loans from the Parent Companies. Interest expense relating to these loans totaled $2.8 million for the three months ended June 30, 1998. In July 1998, the Company issued $400 million of 9 3/4% Senior Notes, due July 15, 2008 (see "Financing" Section).

        Net Loss. Net loss increased $3.1 million, or 16.0%, to $22.1 million for the three months ended June 30, 1998, from a net loss of $19.1 million for the same period in 1997. This increase resulted from higher depreciation and amortization expenses relating to the Company's expansion of telecommunications networks in new and existing markets, as well as interest expense on the loans payable to the Parent Companies.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

        Revenues. Revenues increased $26.4 million, or 116.4%, to $49.1 million for the six months ended June 30, 1998, from $22.7 million for the same period in 1997. Revenues from the provision of dedicated transport services increased $17.8 million, or 98.3%, to $36.0 million for the six months ended June 30, 1998, from $18.1 million for the same period in 1997. Revenues from dedicated transport service increased 94.2% in those markets in which dedicated transport services were offered as of June 30, 1997. Switched service revenue increased $8.6 million, or 188.8%, to $13.1 million for the six months ended June 30, 1998, from $4.5 million for the same period in 1997. Switched service revenue increased 99.2% in those markets in which switched services were offered as of June 30, 1997. The increase in revenues from dedicated transport services primarily reflects growth of services and new products offered in existing markets. The increase in switched services resulted from the offering of services in new markets and the

                             TIME WARNER TELECOM LLC
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)


growth of services in existing markets. At June 30, 1998 the Company offered dedicated transport services in 19 metropolitan areas, 16 of which offered switched services, as compared to offering dedicated transport services in 15 metropolitan areas, 4 of which offered switched services at June 30, 1997.

        Operating Expenses. Operating expenses increased $12.3 million, or 70.7%, to $29.7 million for the six months ended June 30, 1998, from $17.4 million for the same period in 1997. The increase in operating expenses was primarily attributable to the Company's expansion of its business, principally switched services, and the ongoing development of existing markets resulting in higher LEC charges for circuit leases and interconnection, higher technical personnel costs, and higher data processing costs. As a percentage of revenues, operating expenses decreased to 60.5% in 1998 from 76.8% for the same period in 1997.

        Selling, General and Administrative. Selling, general and administrative expenses increased $9.4 million, or 38.0%, to $34.2 million for the six months ended June 30, 1998, from $24.8 million for the same period in 1997. The increase in selling, general and administrative expenses was primarily attributable to higher direct sales costs associated with the increase in revenues, an increase in consulting expenses relating to local regulatory matters, implementing new billing and system software, higher property taxes, and moving costs related to consolidating the corporate office into one building. As a percentage of revenues, selling, general and administrative expenses decreased to 69.6% in 1998, from 109.2% for the same period in 1997.

        Depreciation and Amortization Expense. Depreciation and amortization expense increased $6.4 million, or 36.0%, to $24.3 million for the six months ended June 30, 1998, from $17.9 million for the same period in 1997. The increase in depreciation and amortization expense was primarily attributable to higher capital expenditures related to the ongoing construction and expansion of the Company's telecommunication networks in both 1997 and 1998. As a percentage of revenues, depreciation and amortization expenses decreased to 49.5% in 1998, from 78.8% for the same period in 1997.

        EBITDA. The EBITDA loss for the six months ended June 30, 1998 decreased $4.7 million, or 24.1%, to $14.8 million in 1998, from a loss of $19.5 million for the same period in 1997. This improvement was primarily the result of increased revenue due to the Company's expansion of local telecommunications networks in new and existing markets and growth of the Company's customer base, partially offset by higher operating expenses in support of the larger customer base, and higher selling, general and administrative expenses required to support the expansion.

        Interest Expense. Effective July 1, 1997 through July 1998 all of the Company's financing requirements were funded with loans from the Parent Companies. Interest expense relating to these loans totaled $4.8 million for the six months ended June 30, 1998. In July 1998, the Company issued $400 million of 9 3/4 Senior Notes, due July 15, 2008, (see "Financing" Section).

        Net Loss. Net loss increased $5.2 million, or 13.4%, to $43.9 million for the six months ended June 30, 1998, from a net loss of $38.7 million for the same period in 1997. This increase resulted from higher depreciation and amortization expenses relating to the Company's expansion of telecommunications networks in new and existing markets, as well as interest expense on the loans payable to the Parent Companies.

                             TIME WARNER TELECOM LLC
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)


LIQUIDITY AND CAPITAL RESOURCES

        Cash Flows. For the first six months of 1998, the Company's cash used in operations decreased to $18.9 million from $36.1 million for the first six months of 1997. This decrease in cash used in operations of $17.2 million principally resulted from lower EBITDA losses and working capital requirements in the first six months of 1998. The Company expects to continue to have operating cash flow deficiencies for the near future as it develops and expands its business.

        Cash used in investing activities increased $11.8 million to $53.4 million for the first six months of 1998, as compared to $41.6 million for the first six months of 1997, as a result of higher capital expenditures.

        For the first six months of 1998, net cash provided by financing activities reflects the receipt of interest bearing loans from the Parent Companies amounting to $72.3 million. Prior to July 1, 1997, the Company's cash flow deficiencies were entirely funded by non-interest bearing capital contributions from the Parent Companies. For the first six months of 1997, net capital contributions amounted to $77.7 million. This decrease of $5.3 million was primarily due to lower cash funding requirements principally due to operating cash flow associated with the Company's expansion of its customer base and services in new and existing markets and lower working capital requirements, partially offset by higher capital expenditure requirements for the first six months of 1998.

        Net cash provided by financing activities reflects the receipt of non-interest-bearing capital contributions from the Parent Companies to fund the Company's cash flow deficiencies through June 30, 1997. Effective July 1, 1997 through July 1998, all of the Company's financing requirements were funded with interest-bearing loans from the Parent Companies. This indebtedness is subordinated in right of payment to the Notes, and bears interest (payable in kind) at an annual rate equal to The Chase Manhattan Bank's prime lending rate as in effect from time-to-time, which was 8.5% throughout the period July 1, 1997 through July 1998, and matures on August 15, 2008, one month after the maturity of the Notes.

FINANCING

        Historically, the Company has not maintained cash balances since all the Company's cash receipts and funding requirements were provided to or from the Parent Companies. The proceeds from the issuance of senior notes ("Debt Offering"), cash flow from operations and future financings are expected to fund the Company's future cash requirements through the end of 1999. The Parent Companies and the Members are not under any obligation to make any additional equity investments in or loans to the Company. At a future date, the Company may negotiate a bank credit facility to provide it with working capital and enhance its financial flexibility. There can be no assurance that such financing will be available on terms acceptable to the Company or at all.

        The development of the Company's business and the installation and expansion of the Company's communications networks, combined with the development and operation of the Company's network operations center ("NOC"), have resulted in substantial capital expenditures. These capital expenditures, as well as the Company's historical operating losses, have resulted in substantial negative cash flow for the Company since inception in 1993. Funding of this historical cash flow deficiency has been primarily accomplished through the receipt of capital contributions from the Parent Companies through June 30, 1997. From July 1, 1997 through July 1998, the deficiency has been funded through interest bearing loans from the Parent Companies. Thereafter, the Company expects cash flow deficiencies to be funded with the proceeds from the Debt Offering and future financing as described above. This indebtedness to the Parent

                             TIME WARNER TELECOM LLC
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)


Companies is subordinated in right of payment to the Notes and bears interest (payable in kind) at an annual rate equal to The Chase Manhattan Bank's prime lending rate as in effect from time-to-time, which was 8.5% throughout the period from July 1, 1997 through July 1998 and matures on August 15, 2008, one month after the maturity of the Notes. The net balance of amounts due to the Parent Companies, including interest accrued thereon, under this funding arrangement was $152.6 million and $75.5 million as of June 30, 1998 and December 31, 1997, respectively. The average net capital contributions from the Parent Companies were $517.8 million for the six months ended June 30, 1997. Additional paid-in capital balances, which include all capital contributions from the Parent Companies have remained at $555.8 million since June 30, 1997.

        On July 21, 1998, the Company issued $400 million of 9 3/4% Senior Notes ("Notes") due July 15, 2008. The Notes are unsecured, unsubordinated obligations of the Company and TWT, who are jointly and severally liable, fully and unconditionally, with respect to the Notes. Interest on the Notes is payable semiannually on January 15 and July 15, beginning on January 15, 1999. The net proceeds of approximately $387.5 million are expected to be used to expand and develop existing and new networks and for general corporate and working capital purposes through the end of 1999. The proceeds of the Debt Offering were immediately invested in short-term investments While the primary use of such proceeds will be to fund ongoing business operations of the Company's subsidiaries which own and operate its networks, the Company intends to continue to evaluate potential acquisitions and joint ventures. The Company has no definitive agreement with respect to any acquisition or joint venture, although from time to time it may discuss and assess opportunities with other companies, including affiliates of the Members, on an ongoing basis.

        The Company expects that its future cash requirements principally will be for working capital, capital expenditures and to fund its operating losses. The Company expects that the net proceeds of the Debt Offering, together with internally generated funds, will provide sufficient funds for the Company to meet the Company's expected capital and liquidity needs to expand its business as currently planned, pay interest on the Notes and fund its currently expected losses through the end of 1999. Thereafter, the Company expects to require additional financing. However, in the event that the Company's plans or assumptions change or prove to be inaccurate, or the foregoing sources of funds prove to be insufficient to fund the Company's growth and operations, or if the Company consummates acquisitions or joint ventures, the Company may be required to seek additional capital sooner than currently anticipated. The Company's revenues and costs are dependent upon factors that are not within the Company's control, such as regulatory changes, changes in technology and increased competition. Due to the uncertainty of these and other factors, actual revenues and costs may vary from expected amounts, possibly to a material degree, and such variations are likely to affect the level of the Company's future capital expenditures and expansion plans. Sources of financing may include public or private debt or equity financing by the Company or its subsidiaries or other financing arrangements.

CAPITAL EXPENDITURES

        The facilities-based telecommunications service business is a capital intensive business. The Company's operations have required and will continue to require substantial capital investment for: (i) the purchase and installation of switches, electronics, fiber and other technologies in existing networks and in additional networks to be constructed in new service areas; and (ii) the acquisition and expansion of networks currently owned and operated by other companies. The Company's expected capital expenditures for general corporate and working capital purposes include (i) expenditures with respect to the Company's management information system and corporate service support infrastructure and
(ii) operating and administrative expenses with respect to new networks and debt service. The Company plans to make

                             TIME WARNER TELECOM LLC
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)


substantial capital investments in connection with the deployment of switches in all of its existing networks, and plans to construct and develop new networks. Expansion of the Company's networks will include the geographic expansion of the Company's existing operations and will consider the development of new markets. In addition, the Company may acquire existing networks in the future.

        During the first six months of 1998, capital expenditures were $53.4 million, an increase of $11.8 million from the first six months in 1997. This increase resulted from unusually low capital expenditures for the first six months of 1997, principally due to the Company's new management team put into place in January 1997, which required time to formulate the Company's current business strategy focusing exclusively on business customers. The largest commitment of capital was related to the installation of transport and switch related electronics to support the increase in sales activity. Based on expansion plans comparable to the historical expansion of the Company and the continuation of the Company's relationship with TW Cable with respect to additional fiber capacity, the Company estimates it will require approximately $150 million in each of 1998 and 1999 to fund its capital expenditures.

YEAR 2000

        The Company is currently working to resolve the potential impact of the Year 2000 on the processing of time-sensitive information by its computerized information systems. Year 2000 issues may arise if computer programs have been written using two digits (rather than four) to define the applicable year. In such case, programs that have time-sensitive logic may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. The Company utilizes a number of computer programs across its entire operation. Year 2000 issues could impact the Company's information systems as well as computer hardware and equipment that is part of its telephony network such as switches, termination devices and SONET rings that contain embedded software or "firmware."

        The Company's exposure to potential Year 2000 problems exists in two general areas: technological operations in the sole control of the Company, and technological operations dependent in some way on one or more third parties. The majority of the Company's exposure to potential Year 2000 problems is in the latter area where the situation is much less within the Company's ability to predict or control. The Company's business is heavily dependent on third parties, many of whom are themselves heavily dependent on technology. For example, like all other telecommunications providers, the Company must interconnect its networks with other carriers and service providers in order to provide end-to-end service to customers. The Company cannot control the Year 2000 readiness of those parties but does plan to test its interfaces with them and to work with these parties to resolve any difficulties. In some cases, the Company's third party dependence is on vendors of technology who are themselves working towards solutions to Year 2000 problems, such as suppliers of software systems for billing, ordering and other key business operations.

                             TIME WARNER TELECOM LLC
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)


        The Company has developed a Year 2000 action plan to address identification and assessment of potential Year 2000 issues and remediation. The Company has completed the first phase of such action plan which involved making the Company's internal organizations aware of Year 2000 issues and assigning responsibility internally for the Year 2000 readiness program. The Company is now in the assessment phase of its plan which involves a review of significant software and equipment used in the Company's operations and, to the extent practicable, in the operations of other parties with which it interconnects its networks, in order to determine if any Year 2000 risks exist that may be material to the Company as a whole. This process includes an assessment of Year 2000 risks on an ongoing basis and the identification of practical remediation measures that could be taken on a timely basis to alter, validate or replace time-sensitive software and equipment. The Company expects to complete the assessment phase of its plan by the third quarter of 1998.

        Concurrently with the foregoing assessment work, the Company has already begun implementing certain remedial measures and intends to complete its remediation efforts prior to any anticipated material impact on its computerized information systems or on hardware that is part of its telephony network. In the normal course of business, the Company is in the process of replacing many of the computer programs used by key business operations and its financial systems. The new programs are expected to be in place and operational by the end of 1999. The specifications for these new systems are all Year 2000 compliant As a contingency plan, in case the new systems are not fully operational when planned, the Company plans to remediate certain existing systems so that they will be Year 2000 ready.

        Costs of addressing potential Year 2000 problems have not been material to date and, based on preliminary information gathered to date from the Company, its customers and vendors, are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk, including loss of revenue, substantial unanticipated costs and service interruptions. Accordingly, the Company plans to devote the resources it concludes are appropriate to resolve all significant Year 2000 issues in a timely manner.

CAUTIONS CONCERNING FORWARD LOOKING STATEMENTS

        Certain information included in this report contains forward-looking statements, including statements regarding the Company's expected financial position, business and financing plans. These forward-looking statements reflect the Company's views with respect to future events and financial performance. The words "believe", "expect", "plans" and "anticipate" and similar expressions identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations include the Company's limited history of operations, the Company's negative cash flow and operating losses, the significant capital requirements required for the development and expansion of the Company's business, the Company's substantial leverage and insufficiency of its earnings to cover its fixed charges, the risks associated with the expansion of the Company's business and the possible inability of the Company to manage its growth, the dependence of the Company on its relationship and agreements with TW Cable, risks related to the Company's expansion into the provision of long distance services, the Company's dependence upon interconnection with and use of ILEC networks, the competitive nature of the telecommunications business, the Company's dependence on its information billing systems, risks related to failure of Year 2000 remediations, the Company's dependence on its significant customers, regulatory developments and the Company's dependence on governmental and other authorizations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.

                             TIME WARNER TELECOM LLC
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)


The Company undertakes no obligations to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                            TIMES WARNER TELECOM LLC
                             COMBINED BALANCE SHEET

                                                                                June 30,      December 31,
                                                                                  1998             1997
                                                                                -------       ------------
                                                                                      (Unaudited)
                                                                                      (thousands)
                                ASSETS
Current assets
  Receivables, less allowances of $1,403 and $776 ......................      $  14,741       $   8,882
  Prepaid expenses .....................................................          1,051           1,192
                                                                              ---------       ---------
    Total current assets ...............................................         15,792          10,074

Investments in unconsolidated affiliates ...............................          4,289           4,376

Property, plant and equipment ..........................................        537,334         484,206
Less: accumulated depreciation .........................................        (92,797)        (69,048)
                                                                              ---------       ---------
                                                                                444,537         415,158

Intangible assets, net .................................................          8,176           8,469
                                                                              ---------       ---------

    Total assets .......................................................      $ 472,794       $ 438,077
                                                                              =========       =========

                    LIABILITIES AND MEMBERS' EQUITY
Current liabilities
  Accounts payable .....................................................      $  24,919       $  32,908
  Other current liabilities ............................................         38,824          29,304
                                                                              ---------       ---------
    Total current liabilities ..........................................         63,743          62,212

  Subordinated loans payable to the Parent Companies
    (including $6,315 and $1,544 of accrued interest, respectively).....        152,584          75,475

Members' equity
  Class A interests having an aggregate participation
    percentage of 0% ...................................................             --              --
  Class B interests having an aggregate participation
    percentage of 100% .................................................        555,807         555,807
  Accumulated deficit ..................................................       (299,340)       (255,417)
                                                                              ---------       ---------

    Total members' equity ..............................................        256,467         300,390
                                                                              ---------       ---------

    Total liabilities and members' equity ..............................      $ 472,794       $ 438,077
                                                                              =========       =========


                            See accompanying notes.

                            TIME WARNER TELECOM LLC
                        COMBINED STATEMENT OF OPERATIONS

                                                            Three Months                     Six Months
                                                            Ended June 30,                  Ended June 30,
                                                        -----------------------       ------------------------
                                                          1998           1997           1998           1997
                                                        --------       --------       --------       --------
                                                                             (Unaudited)
                                                                             (thousands)
Revenues:
    Dedicated transport services .................      $ 19,240       $  9,839       $ 35,973       $ 18,140
    Switched services ............................         7,807          2,692         13,122          4,544
                                                        --------       --------       --------       --------
          Total revenues .........................        27,047         12,531         49,095         22,684
                                                        --------       --------       --------       --------

Costs and expenses:
     Operating (a) ...............................        16,207          9,031         29,726         17,415
     Selling, general and administrative (a) .....        17,854         12,776         34,170         24.761
     Depreciation and amortization (a) ...........        12,393          9,038         24,325         17,880
                                                        --------       --------       --------       --------
          Total costs and expenses ...............        46,454         30,845         88,221         60,056
                                                        --------       --------       --------       --------

Operating loss ...................................       (19,407)       (18,314)       (39,126)       (37,372)

Equity in losses of unconsolidated affiliates ....           (29)          (761)           (87)        (1,354)
Interest expense, net (a)  .......................        (2,699)            --         (4,710)            --
                                                        --------       --------       --------       --------

Net loss .........................................      $(22,135)      $(19,075)      $(43,923)      $(38,726)
                                                        ========       ========       ========       ========


(a) Includes expenses resulting from transactions with affiliates (Note 4):

     Operating expenses ..........................      $    513       $    433       $  1,026       $    866
                                                        ========       ========       ========       ========
     Selling, general and administrative .........      $  1,225       $  1,825       $  2,643       $  3,772
                                                        ========       ========       ========       ========
     Depreciation and amortization ...............      $  2,260       $  1,534       $  4,453       $  3,159
                                                        ========       ========       ========       ========
     Interest expense, net .......................      $  2,763       $   -          $  4,771       $   -
                                                        ========       ========       ========       ========


                            See accompanying notes.

                            TIME WARNER TELECOM LLC
                        COMBINED STATEMENT OF CASH FLOWS

                                                                  Six Months Ended
                                                                      June 30,
                                                             -------------------------
                                                               1998            1997
                                                             ---------       ---------
                                                                    (Unaudited)
                                                                    (thousands)
OPERATIONS
Net loss ..............................................      $ (43,923)      $ (38,726)
Adjustments for noncash and nonoperating items:
Depreciation and amortization .........................         24,325          17,880
Equity in loss of unconsolidated affiliates ...........             87           1,354
Changes in operating assets and liabilities:
     Accounts receivable and other current assets .....         (5,718)         (3,301)
     Accounts payable and other current liabilities....          6,302         (13,149)
     Other balance sheet changes ......................             23            (134)
                                                             ---------       ---------

Cash used in operations ...............................        (18,904)        (36,076)
                                                             ---------       ---------

INVESTING ACTIVITIES
Capital expenditures ..................................        (53,434)        (41,593)
                                                             ---------       ---------

Cash used in investing activities .....................        (53,434)        (41,593)
                                                             ---------       ---------

FINANCING ACTIVITIES
Proceeds from loans from the Parent Companies .........        114,751           -
Capital contributions from the Parent Companies .......          -              97,633
Repayment of loans from the Parent Companies ..........        (42,413)          -
Distributions to the Parent Companies .................          -             (19,964)
                                                             ---------       ---------

Cash provided by financing activities .................         72,338          77,669
                                                             ---------       ---------

INCREASE IN CASH AND EQUIVALENTS ......................          -               -

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD ...........          -               -
                                                             ---------       ---------

CASH AND EQUIVALENTS AT END OF PERIOD .................      $   -           $   -
                                                             =========       =========


                            See accompanying notes.

                            TIME WARNER TELECOM LLC
                COMBINED STATEMENT OF CHANGES IN MEMBERS' EQUITY

                                                                       Total
                                        Class B     Accumulated       Members'
                                       Interests      Deficit          Equity
                                       ---------     ---------        --------
                                                    (Unaudited)
                                                    (thousands)
BALANCE AT DECEMBER 31, 1997....        555,807       (255,417)        300,390

Net loss .......................           --          (43,923)        (43,923)
                                       --------      ---------        --------

BALANCE AT JUNE 30, 1998 .......       $555,807      $(299,340)       $256,467
                                       ========      =========        ========





                            See accompanying notes.

                             TIME WARNER TELECOM LLC
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS

          Time Warner Telecom LLC, a Delaware limited liability company (the "Company"), is a facilities-based competitive local telecommunications services provider ("CLEC") in selected metropolitan markets across the United States, offering a wide range of business telephony services, primarily to medium- and large-sized business customers. The business of the Company was commenced in 1993 by Time Warner Cable ("TW Cable"), a division of Time Warner Entertainment Company, L.P. ("TWE"), and reflects the combined commercial telecommunication operations under the ownership or management control of TW Cable. These operations consist of the commercial telecommunication operations of Time Warner Inc. and certain of its subsidiaries ("Time Warner") and the Time Warner Entertainment-Advance/ Newhouse Partnership ("TWEAN") that were acquired or formed in 1995, as well as the pre-existing commercial telecommunication operations of TWE (collectively, TWE, TWEAN and Time Warner are referred to herein as the "Parent Companies").

          To date, the majority of the Company's revenues have been derived from the provision of "private line" or "direct access" telecommunications services. Because the Company has deployed switches in 16 of its 19 markets, management expects that a growing portion of the Company's revenues will be derived from providing switched services. The Company's customers are principally telecommunications-intensive business end-users, long distance carriers ("IXCs"), internet service providers ("ISPs"), wireless communications companies and governmental entities. Such customers are offered a wide range of integrated telecommunications products and services, including dedicated transmission, local switched, data and video transmission services and Internet services. In addition, the Company benefits from its strategic relationship with TW Cable both through access rights and cost-sharing. As a result, the Company's networks have been constructed primarily through the use of fiber capacity licensed from TW Cable.

     BASIS OF PRESENTATION

          The combined financial statements of the Company reflect the "carved out" historical financial position, results of operations, cash flows and changes in members' equity of the commercial telecommunication operations of the Parent Companies as if they had been operating as a separate company. The combined statement of operations has been adjusted to retroactively reflect an allocation of certain expenses pursuant to the final terms of the related agreements, primarily relating to office rent, overhead charges for various administrative functions performed by TW Cable and certain facility maintenance and pole rental costs. These allocations were required to reflect all costs of doing business and have been based on various methods (Note 4), which management believes result in reasonable allocation of such costs.

          The accompanying financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. The accompanying financial statements should be read in conjunction with the audited combined financial statements of the Company for the year ended December 31, 1997.

                             TIME WARNER TELECOM LLC
              NOTES TO COMBINED FINANCIAL STATEMENTS - (continued)
                                   (UNAUDITED)


          During fiscal 1997, the Financial Accounting Standard Board ("FASB") issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 requires disclosure of financial and descriptive information about an entity's reportable operating segments under the "management approach" as defined in the statement. The company will adopt FAS 131 as of December 31, 1998. The impact of adoption of this standard on the Company's financial statements is not expected to be material.

          In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), effective for years beginning after June 15, 1999, with early application encouraged. The new rules establish standards requiring that all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, be recognized and measured at fair market value regardless of the purpose or intent for holding them. The Company does not hold any derivative financial instruments.

     CASH AND EQUIVALENTS

          The Company has not historically maintained any cash balance since all funding of the Company's operating, investing and financing activities were provided by the Parent Companies or by subordinated loans payable to the Parent Companies (Note 3). This funding consisted of non-interest-bearing capital contributions through June 30, 1997 and subordinated loans during the period from July 1, 1997 through July 1998. The non-interest-bearing capital contributions have been included in paid-in capital. The average net capital contributions from the Parent Companies were $517.8 million for the six months ended June 30, 1997. The subordinated loans, including accrued interest, have been reflected as a long-term liability in the accompanying balance sheet.

2.   MEMBER'S EQUITY

          At June 30, 1998, all the assets and liabilities of the Company were beneficially owned by Time Warner and MediaOne Group, Inc. ("MediaOne"), which, through certain subsidiaries, are partners in TWE. The assets and liabilities of the Company were also beneficially owned by the Advance/Newhouse Partnership ("A/N") through TWEAN. Time Warner and certain of its subsidiaries, MediaOne and certain of its subsidiaries and A/N are collectively referred to herein as the "Members".

          In July 1998, the Company completed a reorganization (the "Reorganization"), under which the Company's capitalization was authorized to include two classes of interests, Class A Interests and Class B Interests. In connection with the Reorganization, the Parent Companies contributed their respective assets and liabilities of the Company's business to the Company and in connection therewith, Time Warner, MediaOne and A/N received Class B Interests having an aggregate participation percentage of 100%. Following the Reorganization, Time Warner, MediaOne and A/N held Class B interests having participation percentages equaling 61.95%, 18.88% and 19.17%, respectively. Accordingly, the accompanying combined financial statements have been adjusted to retroactively reflect the authorization of Class A Interests and the authorization and issuance of Class B Interests having an aggregate participation percentage of 100% for all periods.

          The Class A Interests and Class B Interests are substantially identical in all respects, except that the Class A Interests have no voting rights, provided, however, that the approval of the holders of a majority (in participation percentage) of the Class A Interests, voting as a separate class, is required for any amendment to the Company's Limited Liability Company Agreement that would have an adverse effect on the rights of the holders of such class. The business and affairs of the Company are managed by a

                             TIME WARNER TELECOM LLC
              NOTES TO COMBINED FINANCIAL STATEMENTS - (continued)
                                   (UNAUDITED)


     management committee (the "Management Committee"), except for certain matters which require the unanimous vote of the holders of Class B Interests. Representatives of the Management Committee are appointed by the Members.

          In connection with the Reorganization, the Management Committee approved an option plan that provides for the granting of options to purchase Class A Interests representing approximately 10% of the equity in the Company, in the aggregate on a fully diluted basis. Generally, options issued under such option plan will become exercisable over a four-year vesting period and expire ten years from the date of the grant. In addition, the purchase price of the Class A Interests covered by each option will not be less than the fair market value of the Class A Interests on the date of the grant.

3.   SUBORDINATED LOANS PAYABLE TO THE PARENT COMPANIES

          Effective July 1, 1997 through July 1998, all of the Company's financing requirements began to be funded with subordinated loans from the Parent Companies. These loans bear interest (payable in kind) at The Chase Manhattan Bank's prime rate which was 8.5% throughout the period from July 1, 1997 through July 1998 and mature on August 15, 2008. The Parent Companies do not have any obligation to make additional equity investments in or loans to the Company. Interest expense relating to these loans totaled approximately $2.8 million and $4.8 million for the three and six months ended, for the six months ended, June 30, 1998, respectively.

4.   RELATED PARTY TRANSACTIONS

          In the normal course of conducting its businesses, the Company has various transactions with the Parent Companies, generally on terms resulting from negotiation between the affected units that, in management's view, results in reasonable allocations.

          The Company's operations, which in certain cases are co-located with TW Cable divisions, are allocated a charge for various overhead expenses for services provided by TW Cable. These allocations are based on direct labor, total expenses, or headcount relative to each division. The Company is also allocated rent based on the square footage of space occupied by the Company at TW Cable facilities. The aggregate of these charges totaled approximately $547,000 and $1.3 million for the three months ended June 30, 1998 and 1997, respectively, and $1.2 million and $2.5 million for the six months ended June 30, 1998 and 1997, respectively.

          The Company participates in the Time Warner Cable Pension Plan (the "Pension Plan"), a noncontributory defined benefit pension plan which covers approximately 90% of all employees. The remaining 10% of employees are participating in a pension plan under the administration of MediaOne, their previous employer. The Company also participates in the Time Warner Cable Employees Savings Plan (the "Savings Plan"), a defined contribution plan. Both the Pension Plan and Savings Plan are administered by a committee appointed by the Board of Representatives of TWE and cover substantially all employees.

          Benefits under the Pension Plan are determined based on formulas which reflect employees' years of service and compensation levels during their employment period. Total pension costs relating to the Pension Plan were $273,000 and $252,000 for the three months ended June 30, 1998 and 1997, respectively, and $644,000 and $578,000 for the six months ended June 30, 1998 and 1997, respectively. Relating to the MediaOne pension plan, pension costs were approximately $185,000 and $150,000 for the three months ended June 30, 1998 and 1997, respectively, and $336,000 and $307,000 for the six months ended June 30, 1998 and 1997, respectively.

                             TIME WARNER TELECOM LLC
              NOTES TO COMBINED FINANCIAL STATEMENTS - (continued)
                                   (UNAUDITED)


          The Company's contributions to the Savings Plan can represent up to 6.67% of the employees' compensation during the plan year. TWE's Board of Representatives has the right in any year to set the maximum amount of the Company's annual contribution. Defined contribution plan expense was $220,000 and $151,000 for the three months ended June 30, 1998 and 1997, respectively, and $442,000 and $343,000 for the six months ended June 30, 1998 and 1997, respectively.

          The Company licenses the right to use the majority of its fiber optic cable from TW Cable. The Company paid TW Cable approximately $2.0 million and $4.6 million for the three months ended June 30, 1998 and 1997, respectively, under this arrangement, and $3.2 million and $10.2 million in the six months ended June 30, 1998 and 1997, respectively and such costs have been capitalized by the Company. The amortization of these costs and fiber previously capitalized in the amount of approximately $2.3 million and $1.6 million for the three months ended June 30, 1998 and 1997, respectively, and $4.5 million and $3.2 million for the six months ended June 30, 1998 and 1997, respectively, has been classified as a component of depreciation and amortization in the accompanying combined statement of operations. In addition, under this licensing arrangement, the Company reimburses TW Cable for facility maintenance and pole rental costs, which costs amounted to $513,000 and $433,000 for the three months ended June 30, 1998 and 1997, respectively, and $1.0 million and $866,000 for the six months ended June 30, 1998 and 1997, respectively.

          Effective July 1, 1997 through July 1998, all of the Company's financing requirements began to be funded with loans from the Parent Companies. Interest expense relating to these loans totaled approximately $2.8 million and $4.8 million for the three and six months ended June 30, 1998, respectively.

5.   COMMITMENTS AND CONTINGENCIES

          Pending legal proceedings are substantially limited to litigation incidental to the business of the Company. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the Company's financial statements.

6.   SUBSEQUENT EVENTS

          On July 21, 1998, the Company issued $400 million of 9 3/4% Senior Notes ("Notes") due July 15, 2008. The Notes are unsecured, unsubordinated obligations of the Company and Time Warner Telecom Inc., a wholly owned subsidiary of the Company, who are jointly and severally liable, fully and unconditionally, with respect to the Notes. Interest on the Notes is payable semiannually on January 15 and July 15, beginning January 15, 1999. The net proceeds of approximately $387.5 million are expected to be used to expand and develop existing and new networks and for general corporate and working capital purposes over the next two years. The proceeds were immediately invested in short-term investments.

                             TIME WARNER TELECOM LLC


OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

        On July 14, 1998, pursuant to the Reorganization, the Company issued Class B limited liability company interests, having an aggregate participation percentage of 100%, to the Members, in a private placement under Section 4(2) of the Securities Act of 1933.

        On July 16, 1998, the Company's Registration Statement on Form S-1, Registration No. 333-53553, pursuant to which $400 million of the Company's
9 3/4% Senior Notes due 2008 were registered under the Securities Act of 1933, was declared effective. The offering commenced on July 16, 1998, and terminated on July 21, 1998, with the sale of all of the registered securities for an aggregate offering price of $400 million. The managing underwriters of the offering were Morgan Stanley Dean Witter and Lehman Brothers. The net proceeds to the Company from the offering, after deduction of expenses, was approximately $387.5 million. The aggregate amount of underwriting discounts and commissions was $11,000,000, and the amount of other expenses incurred in respect of the offering was approximately $1.5 million.

Item 6. Exhibits and Reports on Form 8-K.

        (a)   Exhibits

        The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.

        (b)   Reports on Form 8-K.

        No Current Report on Form 8-K was filed by the Company during the quarter ended June 30, 1998.

                            TIME WARNER TELECOM LCC


                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         TIME WARNER TELECOM LLC
                               (Registrant)


                         By:  /s/ David J. Rayner
                              -------------------------------
                         Name: David J. Rayner
                         Title:  Senior Vice President - Chief Financial Officer


        Dated:  August 20, 1998

                            TIME WARNER TELECOM LLC


                                  EXHIBIT INDEX


Exhibit
Number                          Description of Exhibit

2.1        Reorganization Agreement, dated as of July 14, 1998 among Time
           Warner Companies, Inc., MediaOne Group, Inc., Advance/Newhouse Partnership,
           Time Warner Entertainment Company, L.P., and Time Warner
           Entertainment-Advance/Newhouse Partnership

4.1        Indenture, dated as of July 21, 1998 among the Company, Time Warner
           Telecom, Inc. and The Chase Manhattan Bank, as Trustee

10.1       Underwriting Agreement, dated as of July 14, 1998 among the Company, Time
           Warner Telecom Inc. and Morgan Stanley & Co. Incorporated and Lehman
           Brothers Inc.

10.2       Time Warner Telecom LLC 1998 Option Plan as amended as of August 5, 1998

10.3       Capacity License Agreement, dated as of July 1, 1998

10.4       Trade Name License, dated as of July 1, 1998 between the Company, TWT and
           Time Warner Inc.

27         Financial Data Schedule


                          STATEMENT OF DIFFERENCES
                          ------------------------

The section symbol shall be expressed as ............................. 'SS'