Form 10-Q
period 1998-09-30
TIME WARNER TELECOM LLC
filed 1998-11-13
CIK 1064637

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT of 1934 for the quarterly period ended   September 30, 1998 or
                                                           ------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the transition period from __________ to
     ______________


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

Yes  X   No
    ---     ---

                              INDEX TO FORM 10-Q


                                                                                     PAGE
                                                                                     ----
PART I.   FINANCIAL INFORMATION

          Management's Discussion and Analysis of Financial Condition and Results     1
          of Operations

          Combined Balance Sheets at September 30, 1998 and December 31, 1997        12

          Combined Statements of Operations for the Three Months and Nine Months     13
          Ended September 30, 1998 and 1997

          Combined Statements of Cash Flows for the Nine Months Ended                14
          September 30, 1998 and 1997

          Combined Statements of Changes in Members' Equity                          15

          Notes to Combined Financial Statements                                     16

Part II.  Other Information

          Item 4.  Submission of Matters to a Vote of Security Holders               21

          Item 6.  Exhibits and Reports on Form 8-K                                  21


                            TIME WARNER TELECOM LLC
                   MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     Time Warner Telecom LLC is a leading facilities-based competitive local exchange carrier ("CLEC") in selected metropolitan markets across the United States, offering a wide range of business telephony services, primarily to medium- and large-sized business customers.

     The term "Company" refers to Time Warner Telecom LLC, its consolidated and unconsolidated subsidiaries, including Time Warner Telecom Inc. ("TWT") and all operations of the Company that were historically conducted by the Members (as defined herein). The term "Members" refers to Time Warner Inc. and certain of its subsidiaries (collectively, "Time Warner"), MediaOne Group, Inc. and certain of its subsidiaries (collectively, "MediaOne"), and Advance/Newhouse Partnership ("Newhouse"). Time Warner and MediaOne, through certain subsidiaries, are partners in Time Warner Entertainment Company, L.P. ("TWE"). TWE and Newhouse are partners in Time Warner Entertainment-Advance/Newhouse Partnership ("TWEAN"). The term "TW Cable" refers collectively to the cable systems owned by subsidiaries and divisions of TWE, TWEAN and Time Warner.

     The business of the Company was commenced in 1993 by TW Cable and reflects the combined commercial telecommunication operations under the ownership or management control of TW Cable. These operations consist of the commercial telecommunication operations of Time Warner and TWEAN that were each acquired or formed in 1995, as well as the pre-existing commercial telecommunication operations of TWE. All intercompany accounts and transactions between the combined entities have been eliminated.

     The Company was recently formed in connection with a reorganization (the "Reorganization") of the assets and liabilities of its business, which were previously owned by subsidiaries and divisions of TWE, TWEAN and Time Warner (together, the "Parent Companies"). The Reorganization was consummated on July 14, 1998. In connection with the Reorganization, the assets and liabilities of the Company's business were contributed to the Company by the Parent Companies and in connection therewith, Time Warner, MediaOne and Newhouse received 61.95%, 18.88% and 19.17%, respectively, of the limited liability company interests in the Company (all in the form of Class B limited liability company interests). The Company accounted for the Reorganization at each of the Members' historical cost basis of accounting and accordingly, the Reorganization had no effect on the Company's total members' equity which has been presented on a consistent basis.

     In connection with the Reorganization, the Company's Management Committee approved an option plan that provides for the granting of options to purchase Class A limited liability company interests in the Company representing approximately 10% of the equity in the Company, in the aggregate on a fully diluted basis. Generally, options issued under such an option plan will become exercisable over a four-year vesting period and will expire ten years from the date of the grant. In addition, the purchase price of the Class A limited liability company interests in the Company covered by each option will not be less than the fair market value of such interests on the date of grant. As of September 30, 1998, the Management Committee authorized for issuance grants to employees of approximately 8% of the equity in the Company.

     The Company's customers are principally telecommunications-intensive business end-users, long distance carriers ("IXCs"), internet service providers ("ISPs"), wireless communications companies and governmental entities. Such customers are offered a wide range of integrated telecommunications products and services, including dedicated transmission, local switched, data and video transmission services and Internet services. In addition, the Company benefits from its strategic relationship with TW Cable both through network facilities access and cost-sharing. As a result, the Company's networks have been constructed primarily through the

                            TIME WARNER TELECOM LLC
                   MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)



use of fiber capacity licensed from TW Cable. As of September 30, 1998, the Company operated networks in 19 metropolitan service areas that spanned 6,500 route miles, contained 252,503 fiber glass miles and offered service to 3,463 buildings. The Company's 19 service areas include 18 networks that are wholly owned and one that is owned through a 50% joint venture and is not consolidated with the Company's financial results. The Company's consolidated revenues were $55.4 million for the year ended December 31, 1997 and $81.8 million for the nine months ended September 30, 1998. As of September 30, 1998, the Parent Companies invested $555.8 million in equity and $171.6 million in debt in the Company.

     The Company's revenues have been derived primarily from end-user to end-user private line connections and from a variety of services including: (i) access between IXCs, (ii) access between end-users and IXCs, (iii) collocated special access, (iv) collocated points of presence ("POP") to local exchange carriers ("LECs") switched access transport and (v) local switched services. Since its inception in 1993, the Company has experienced significant growth in revenues and in the geographic scope of its operations. Management believes an increasing portion of the Company's future growth will come from the provision of local switched services as a result of the 16 switches deployed as of September 30, 1998. The Company believes that switched services provide the opportunity for higher profit margins and better utilization of capital investment than those expected from transport services. The shift of the revenue growth to switched services may cause the Company's revenues to become less predictable since a portion of such services is billed to customers on a usage basis. Dedicated transport customers are typically billed a flat monthly rate which produces a less variable stream of revenues for the Company. Furthermore, it is expected that the growth in the switched service offerings will expand the Company's customer base by making more services available to customers that are generally smaller than those who purchase dedicated transport services. These smaller customers are also expected to be the principal users of the Company's long distance service, which was launched in the third quarter. The Company expects to experience a higher churn rate for these customers than it has traditionally experienced with transport services. The Company intends to minimize this churn for long distance services to smaller customers by offering such service under minimum one-year contracts.

     The Company plans to expand its revenue base by fully utilizing available network capacity in its existing markets and by continuing to develop and selectively tailor new services in competitively-priced packages to meet the needs of its medium- and large-sized business customers. The Company plans on selectively entering new markets and intends to have networks under construction or operational in several additional cities by the end of 1999.

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

     Selling, general and administrative expenses consist of salaries and related costs for employees other than those involved in operations and engineering. Such expenses also include costs related to non-technical facilities, sales and marketing, regulatory, billing and legal costs. These costs have increased over time as the Company has increased its operations and revenues. The Company expects these costs to continue to increase as the Company's revenue growth continues, but at a slower rate than revenue growth.

     In the normal course of conducting its businesses, the Company has various transactions with the Parent Companies, generally on terms resulting from negotiation between the affected

                            TIME WARNER TELECOM LLC
                   MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)



units that, in management's view, result in reasonable allocations. In connection with the Reorganization, the Company entered into several contracts with the Parent Companies in respect of certain of these transactions. The Company's selling, general and administrative expenses include charges allocated from the Parent Companies for certain general and administrative expenses, primarily including office rent and overhead charges for various administrative functions performed by TW Cable. These charges are required to reflect all costs of doing business and are based on various methods, which management believes results in reasonable allocations of such costs that are necessary to present the Company's operations as if they are operated on a stand alone basis. In addition, the Company licenses the right to use the majority of its fiber optic cable capacity from TW Cable and reimburses it for facility maintenance and pole rental costs. These costs are included in the Company's operating expense. Finally, effective July 1, 1997 through July 14, 1998, all of the Company's financing requirements were funded with loans from the Parent Companies. These loans are subordinated in right of payment to the Notes described below and bear interest (payable in kind) at an annual rate equal to The Chase Manhattan Bank's prime lending rate as in effect from time-to-time, which was 8.5% throughout the period from July 1, 1997 through September 29, 1998 and mature on August 15, 2008. The prime rate was 8.0% on September 30, 1998. The Company believes that this rate is comparable to rates that could have been obtained from unrelated third parties. The Parent Companies do not have any obligation to make additional equity investments in or loans to the Company. On July 21, 1998, the Company issued $400 million of 9 3/4% Senior Notes due 2008 ("Notes") (see "Financing" Section) which, together with internally generated funds, is expected to provide sufficient funds for the Company to expand its business as currently planned, pay interest on the Notes and fund its currently expected losses through the second quarter of 2000. Thereafter, the Company expects to require additional financing.

     The Company has not historically, and does not currently, generate positive operating cash flow. However, for the nine months ended September 30, 1998, 16 of the Company's 19 service areas generated positive operating cash flow and the Company, as a whole, expects to begin generating positive operating cash flow within the next 9 months. The following comparative discussion of the results of financial condition and results of operations of the Company includes an analysis of changes in revenues and operating income (loss) before depreciation and amortization ("EBITDA"). Industry analysts generally consider EBITDA to be an important measure of comparative operating performance for the telecommunications industry, and when used in comparison to debt levels or the coverage of interest expense, as a measure of liquidity. However, EBITDA should be considered in addition to, not as a substitute for, operating income, net income, cash flow and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles. EBITDA as defined herein may not be comparable to similarly titled measures reported by other companies.

     The Company has had and will continue to have significant capital expenditures. These expenditures pertain to the historical construction and expansion of the networks and to the future expansion of the existing networks as well as the construction of new networks.

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statements of operations data of the Company, in thousands of dollars and expressed as a percentage of net revenues for each of the periods presented. This table should be read in conjunction with the Company's financial statements, including the notes thereto, appearing elsewhere in this report.

                            TIME WARNER TELECOM LLC
                   MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)




------------------------------------------------------------------------------------------------------------------
                                          THREE MONTHS ENDED SEPTEMBER 30         NINE MONTHS ENDED SEPTEMBER 30
------------------------------------------------------------------------------------------------------------------
                                              1998                1997               1998                1997
                                     -----------------------------------------------------------------------------
                                                                        Dollars in Thousands
                                                                             (Unaudited)
Statements of Operations Data:
Revenues:
  Dedicated transport services         $  21,898     67%   $  11,603     82%   $  57,871    71%   $  29,742     81%
  Switched services                       10,788     33%       2,471     18%      23,910    29%       7,015     19%
                                       ---------    ---    ---------   ----    ---------   ---    ---------   ----
     Total revenues                       32,686    100%      14,074    100%      81,781   100%      36,757    100%

Costs and expenses:
  Operating (1)                           16,615     51%      10,636     76%      46,341    56%      28,050     76%
  Selling, general and
     Administrative (1)                   21,124     65%      14,239    101%      55,294    68%      39,000    106%
  Depreciation & amortization (1)         12,479     38%       9,986     71%      36,804    45%      27,866     76%
                                       ---------    ---    ---------   ----    ---------   ---    ---------   ----
     Total costs & expenses               50,218    154%      34,861    248%     138,439   169%      94,916    258%

Operating loss                           (17,532)   (54%)    (20,787)  (148%)    (56,658)  (69%)    (58,159)  (158%)

Gain on disposition of                         0      0%      11,018     78%           0     0       11,018     30%
     Investment
Equity in losses of
    Unconsolidated affiliates                 71      0%        (368)    (3%)        (16)   (0)      (1,722)    (5%)
Interest Income                            4,069     13%           0      0        4,069     5%           0      0
Interest and other, net (1)              (11,098)   (34%)       (359)    (2%)    (15,808)  (20%)       (359)    (1%)
                                       ---------    ---    ---------   ----    ---------   ---    ---------   ----
Net loss (2)                            ($24,490)   (75%)   ($10,496)   (75%)   ($68,413)  (84%)   ($49,222)  (134%)
                                       =========    ===    =========   ====    =========   ===    =========   ====

EBITDA                                  ($ 5,053)   (15%)   ($10,801)   (77%)   ($19,854)  (24%)   ($30,293)   (82%)
                                       =========    ===    =========   ====    =========   ===    =========   ====
------------------------------------------------------------------------------------------------------------------


(1) Includes expenses resulting from transactions with affiliates of $7.4 million and $4.5 million in the three months ended September 30, 1998 and 1997 respectively, and $20.3 million and $12.4 million in the nine months ended September 30, 1998 and 1997 respectively.

(2) The Company is a limited liability company that operated as a partnership for tax purposes during the periods presented herein. Accordingly, the Company is not subject to Federal and state income taxation.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

     Revenues. Revenue increased $18.6 million, or 132%, to $32.7 million for the three months ended September 30, 1998, from $14.1 million for the same period in 1997. Revenues from the provision of dedicated transport services increased $10.3 million, or 89%, to $21.9 million in the third quarter of 1998, from $11.6 million in the third quarter of 1997. Revenues from dedicated transport service increased 88% in those markets in which dedicated transport services were offered as of September 30, 1997. Switched service revenue increased $8.3 million, or 337%, to $10.8 million in the third quarter of 1998, from $2.5 million in the third quarter of 1997. Switched service revenue increased 245% in those markets in which switched services were offered as of September 30, 1997. The increase in revenues from dedicated transport services primarily reflects growth of services and new products offered in existing markets. The increase in switched services resulted from the offering of services in new markets and the growth of services in existing markets. At September 30, 1998 the Company offered dedicated transport services in 19 metropolitan areas, 16 of which offered switched services, as compared to September 30, 1997 where the Company offered dedicated transport services in 18 metropolitan areas, 10 of which offered switched services.

                            TIME WARNER TELECOM LLC
                   MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

  Operating Expenses. Operating expenses increased $6.0 million, or 56%, to $16.6 million for the three months ended September 30, 1998, from $10.6 million for the same period in 1997. The increase in operating expenses was primarily attributable to the Company's expansion of its business, principally switched services, and the ongoing development of existing markets resulting in higher LEC charges for circuit leases and interconnection, higher technical personnel costs, and higher data processing costs. As a percentage of revenues, operating expenses decreased to 51% in the third quarter of 1998 from 76% for the same period in 1997.

  Selling, General and Administrative. Selling, general and administrative expenses increased $6.9 million, or 48%, to $21.1 million for the three months ended September 30, 1998, from $14.2 million for the same period in 1997. The increase in selling, general and administrative expenses was primarily attributable to higher direct sales costs associated with the increase in revenues, an increase in consulting expenses relating to local regulatory matters, implementing new billing and system software and higher property taxes. As a percentage of revenues, selling, general and administrative expenses decreased to 65% in the third quarter of 1998, from 101% for the same period in 1997.

  Depreciation and Amortization Expense. Depreciation and amortization expense increased $2.5 million, or 25%, to $12.5 million for the three months ended September 30, 1998, from $10.0 million for the same period in 1997. The increase in depreciation and amortization expense was primarily attributable to higher capital expenditures related to the ongoing construction and expansion of the Company's telecommunication networks in both 1997 and 1998. As a percentage of revenues, depreciation and amortization expenses decreased to 38% in the third quarter of 1998, from 71% for the same period in 1997.

  EBITDA. The EBITDA loss for the three months ended September 30, 1998 decreased $5.7 million, or 53%, to $5.1 million in 1998, from a loss of $10.8 million for the same period in 1997. This improvement was primarily the result of increased revenue due to the Company's expansion of local telecommunications networks in new and existing markets and growth of the Company's customer base, partially offset by higher operating expenses in support of the larger customer base, and higher selling, general and administrative expenses required to support the expansion.

  Interest Expense. Effective July 1, 1997 through July 14, 1998, all of the Company's financing requirements were funded with loans from the Parent Companies. On July 21, 1998 the Company issued $400 million in Notes. Interest expense relating to these loans and Notes totaled $11.1 million for the three months ended September 30, 1998 an increase of $10.7 million compared to the same period in 1997.

  Net Loss. Net loss increased $14.0 million, or 133%, to $24.5 million for the three months ended September 30, 1998, from a net loss of $10.5 million for the same period in 1997. This increase resulted from higher depreciation and amortization expenses relating to the Company's expansion of telecommunications networks in new and existing markets, as well as interest expense on the loans payable to the Parent Companies and the Notes.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

  Revenues. Revenues increased $45.0 million, or 122%, to $81.8 million for the nine months ended September 30, 1998, from $36.8 million for the same period in 1997. Revenues from the provision of dedicated transport services increased $28.2 million, or 95%, to $57.9 million for the nine months ended September 30, 1998, from $29.7 million for the same period in 1997. Revenues from dedicated transport service increased 94% in those markets in which

                            TIME WARNER TELECOM LLC
                   MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)


dedicated transport services were offered as of September 30, 1997. Switched service revenue increased $16.9 million, or 241%, to $23.9 million for the nine months ended September 30, 1998, from $7.0 million for the same period in 1997. Switched service revenue increased 191% in those markets in which switched services were offered as of September 30, 1997. The increase in revenues from dedicated transport services primarily reflects growth of services and new products offered in existing markets. The increase in switched services resulted from the offering of services in new markets and the growth of services in existing markets. At September 30, 1998 the Company offered dedicated transport services in 19 metropolitan areas, 16 of which offered switched services, as compared to September 30, 1997 where the Company offered dedicated transport services in 18 metropolitan areas, 10 of which offered switched services.

  Operating Expenses. Operating expenses increased $18.2 million, or 65%, to $46.3 million for the nine months ended September 30, 1998, from $28.1 million for the same period in 1997. The increase in operating expenses was primarily attributable to the Company's expansion of its business, principally switched services, and the ongoing development of existing markets resulting in higher LEC charges for circuit leases and interconnection, higher technical personnel costs, and higher data processing costs. As a percentage of revenues, operating expenses decreased to 56% in 1998 from 76% for the same period in 1997.

  Selling, General and Administrative. Selling, general and administrative expenses increased $16.3 million, or 42%, to $55.3 million for the nine months ended September 30, 1998, from $39.0 million for the same period in 1997. The increase in selling, general and administrative expenses was primarily attributable to higher direct sales costs associated with the increase in revenues, an increase in consulting expenses relating to local regulatory matters, implementing new billing and system software, higher property taxes, and moving costs related to consolidating the corporate office into one building. As a percentage of revenues, selling, general and administrative expenses decreased to 68% in 1998, from 106% for the same period in 1997.

  Depreciation and Amortization Expense. Depreciation and amortization expense increased $8.9 million, or 32%, to $36.8 million for the nine months ended September 30, 1998, from $27.9 million for the same period in 1997. The increase in depreciation and amortization expense was primarily attributable to higher capital expenditures related to the ongoing construction and expansion of the Company's telecommunication networks in both 1997 and 1998. As a percentage of revenues, depreciation and amortization expenses decreased to 45% in 1998, from 76% for the same period in 1997.

  EBITDA. The EBITDA loss for the nine months ended September 30, 1998 decreased $10.4 million, or 34%, to $19.9 million in 1998, from a loss of $30.3 million for the same period in 1997. This improvement was primarily the result of increased revenue due to the Company's expansion of local telecommunications networks in new and existing markets and growth of the Company's customer base, partially offset by higher operating expenses in support of the larger customer base, and higher selling, general and administrative expenses required to support the expansion.

  Interest Expense. Effective July 1, 1997 through July 14, 1998 all of the Company's financing requirements were funded with loans from the Parent Companies. On July 21, 1998 the Company issued $400 million in Notes. Interest expense relating to these loans and Notes totaled $15.8 million for the nine months ended September 30, 1998, an increase of $15.4 million compared to the same period in 1997.

  Net Loss. Net loss increased $19.2 million, or 39%, to $68.4 million for the nine months ended September 30, 1998, from a net loss of $49.2 million for the same period in 1997. This increase resulted from higher depreciation and amortization expenses relating to the Company's

                            TIME WARNER TELECOM LLC
                   MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)



expansion of telecommunications networks in new and existing markets, as well as interest expense on the loans payable to the Parent Companies and the Notes.

LIQUIDITY AND CAPITAL RESOURCES

     Cash Flows. For the first nine months of 1998, the Company's cash provided by operations was $3.3 million as compared to cash used in operations of $(39.2) million for the first nine months of 1997. This increase in cash provided by operations of $42.5 million principally resulted from lower EBITDA losses and working capital requirements in the first nine months of 1998.

     Cash used in investing activities increased $21.2 million, to $87.1 million for the first nine months of 1998, as compared to $65.9 million for the first nine months of 1997. The increase was due to an increase of $14.2 million in capital expenditures, and lower investment proceeds of $7.0 million.

     For the first nine months of 1998, cash provided by financing activities reflects the receipt of interest bearing subordinated loans from the Parent Companies amounting to $88.0 million and net proceeds from the offering of the Notes ("Debt Offering") of $387.5 million. For the first nine months of 1997, cash provided by financing activities reflects the receipt of interest bearing loans from the Parent Companies, of $27.5 million and, net capital contributions from the Parent Companies of $77.7 million. The total increase in cash provided by financing activities of $370.3 million was primarily due to the proceeds from the Debt Offering.

     Cash provided by financing activities reflects the receipt of non-interest-bearing capital contributions from the Parent Companies to fund the Company's cash flow deficiencies through June 30, 1997. Effective July 1, 1997 through July 14, 1998, all of the Company's financing requirements were funded with interest-bearing loans from the Parent Companies. Currently the Company's financing requirements are funded by the proceeds from the Debt Offering, (see Financing).

FINANCING

     Historically, the Company did not maintain cash balances since all the Company's funding requirements were provided by the Parent Companies. The proceeds from the issuance of the Notes, which are currently invested in cash and short-term investments, in addition to cash flow from operations, are expected to fund the Company's future cash requirements through the second quarter of 2000. The Parent Companies and the Members are not under any obligation to make any additional equity investments in or loans to the Company. At a future date, the Company may negotiate a bank credit facility to provide it with working capital and enhance its financial flexibility. There can be no assurance that such financing will be available on terms acceptable to the Company or at all.

     The development of the Company's business and the installation and expansion of the Company's communications networks, combined with the development and operation of the Company's network operations center ("NOC"), have resulted in substantial capital expenditures. These capital expenditures, as well as the Company's historical operating losses, have resulted in substantial negative cash flow for the Company since inception in 1993. Funding of this historical cash flow deficiency has been primarily accomplished through the receipt of capital contributions from the Parent Companies through June 30, 1997. From July 1, 1997 through July 14,1998, the deficiency has been funded through interest bearing loans from the Parent Companies. Thereafter, the Company expects cash flow deficiencies to be funded with the proceeds from the Debt Offering and future financing as described above. This indebtedness to

                            TIME WARNER TELECOM LLC
                   MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)



the Parent Companies is subordinated in right of payment to the Notes and bears interest (payable in kind) at an annual rate equal to The Chase Manhattan Bank's prime lending rate as in effect from time-to-time, which was 8.5% throughout the period from July 1, 1997 through September 29, 1998, and matures on August 15, 2008, one month after the maturity of the Notes. The prime rate was 8.0% on September 30, 1998. The amounts due to the Parent Companies, including interest accrued thereon, under this funding arrangement was $171.6 million and $75.5 million as of September 30, 1998 and December 31, 1997, respectively.

     On July 21, 1998, the Company issued $400 million in Notes. The Notes are unsecured, unsubordinated obligations of the Company and TWT, who are jointly and severally liable, fully and unconditionally, with respect to the Notes. Interest on the Notes is payable semiannually on January 15 and July 15, beginning on January 15, 1999. The net proceeds of approximately $387.5 million are expected to be used to expand and develop existing and new networks and for general corporate and working capital purposes through the second quarter of 2000. The proceeds of the Debt Offering were immediately invested in short-term investments. While the primary use of such proceeds will be to fund ongoing business operations of the Company's subsidiaries which own and operate its networks, the Company intends to continue to evaluate potential acquisitions and joint ventures. The Company has no definitive agreement with respect to any acquisition or new joint venture, although from time to time it may discuss and assess opportunities with other companies, including affiliates of the Members.

     The Company expects that its future cash requirements principally will be for working capital, capital expenditures and to fund its operating losses. The Company expects that the net proceeds of the Debt Offering, together with internally generated funds, will provide sufficient funds to meet the Company's expected capital and liquidity needs to expand its business as currently planned, pay interest on the Notes and fund its currently expected losses through the second quarter of 2000. Thereafter, the Company expects to require additional financing. However, in the event that the Company's plans or assumptions change or prove to be inaccurate, or the foregoing sources of funds prove to be insufficient to fund the Company's growth and operations, or if the Company consummates acquisitions or joint ventures, the Company may be required to seek additional capital sooner than currently anticipated. The Company's revenues and costs are dependent upon factors that are not within the Company's control, such as regulatory changes, changes in technology and increased competition. Due to the uncertainty of these and other factors, actual revenues and costs may vary from expected amounts, possibly to a material degree, and such variations are likely to affect the level of the Company's future capital expenditures and expansion plans. Sources of financing may include public or private debt or equity financing by the Company or its subsidiaries or other financing arrangements.

CAPITAL EXPENDITURES

     The facilities-based telecommunications service business is a capital intensive business. The Company's operations have required and will continue to require substantial capital investment for: (i) the purchase and installation of switches, electronics, fiber and other technologies in existing networks and in additional networks to be constructed in new service areas; and (ii) the acquisition and expansion of networks currently owned and operated by other companies. The Company's expected capital expenditures for general corporate and working capital purposes include (i) expenditures with respect to the Company's management information system and corporate service support infrastructure and (ii) operating and administrative expenses with respect to new networks and debt service. The Company plans to make substantial capital investments in connection with the deployment of switches in all of its existing networks, and plans to construct and develop new networks. Expansion of the Company's networks will include the geographic expansion of the Company's existing operations and will

                            TIME WARNER TELECOM LLC
                   MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)


consider the development of new markets. In addition, the Company may acquire existing networks in the future.

     During the first nine months of 1998, capital expenditures were $87.1 million, an increase of $14.2 million from the first nine months in 1997. The largest commitment of capital was related to the installation of transport and switch related electronics to support the increase in sales activity. Based on historic capital requirements for network construction in relation to sales volumes and network expansion plans, the Company anticipates it will require approximately $125 million in 1998 and $175 million in 1999 to fund its capital expenditures.

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

     The Company's exposure to potential Year 2000 problems exists in two general areas: technological operations in the sole control of the Company, and technological operations dependent in some way on one or more third parties.
The majority of the Company's exposure to potential Year 2000 problems is in the latter area, where the situation is much less within the Company's ability to predict or control. The Company's business is heavily dependent on third parties, many of whom are themselves heavily dependent on technology. For example, like all other telecommunications providers, the Company must interconnect its networks with other carriers and service providers in order to provide end-to-end service to customers. The Company cannot control the Year 2000 readiness of those parties but does plan to test its interfaces with them and to work with those parties to resolve any difficulties. In some cases, the Company's third party dependence is on vendors of technology who are themselves working towards solutions to Year 2000 problems, such as suppliers of software systems for billing, ordering and other key business operations.

     The Company has developed a Year 2000 action plan to address identification and assessment of potential Year 2000 issues and remediation. The Company has completed the first phase of such action plan which involved making the Company's internal organizations aware of Year 2000 issues and assigning responsibility internally for the Year 2000 readiness program. Most of the Company's efforts in carrying out its Year 2000 action plan are now being devoted to the assessment phase of its plan which involves an inventory and review of software and equipment used in the Company's operations in order to determine the Year 2000 readiness of that software and equipment. To the extent practicable, the Company plans to assess its interfaces with interconnecting carriers and service providers for Year 2000 readiness. To that end, the Company has sent out information requests to those parties and is awaiting their responses. The assessment process includes the identification of remediation measures that could be taken on a timely basis to alter, validate or replace time-sensitive and date-sensitive software and equipment. The inventory and assessment of the equipment and systems that the Company views as most critical has been completed and the Company expects to complete the balance of the assessment phase of its plan by the end of 1998.

                            TIME WARNER TELECOM LLC
                   MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)


     In the course of the assessment process the Company has determined that approximately 90% of the equipment comprising its telephony networks depends on software or firmware that is already represented by its vendor to be Year 2000 ready. The Company intends to conduct its own validation testing of that equipment to verify the vendor's representations. The failure of this equipment to perform as represented could result in delays in the Company's Year 2000 readiness program. The Company is currently developing test plans and equipping its lab for testing and intends to commence the validation testing of telephony network equipment during the fourth quarter of 1998. The Company intends to complete validation testing of its telephony switches and transport network equipment by the end of the first quarter of 1999.

     Concurrently with the foregoing assessment work, the Company has already begun implementing certain remedial measures and intends to complete its remediation efforts with respect to technological operations within its sole control prior to any anticipated material impact on its computerized information systems. In the normal course of business, the Company is in the process of replacing many of the computer programs used by key business operations and its financial systems. The new programs are expected to be in place and operational by the end of 1999. The specifications for these new systems are all Year 2000 compliant. The Company will conduct validation testing of those systems as they are delivered to verify the Year 2000 readiness of those systems. As a contingency plan, in case the new systems are not fully operational when planned, the Company plans to remediate certain existing systems so that they will be Year 2000 ready.

     Costs of addressing potential Year 2000 problems have not been material to date and, based on preliminary information gathered to date from the Company, its customers and vendors, are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. Based on the Company's current Year 2000 action plan, the Company expects that total 1998 costs incurred with respect to Year 2000 issues will be approximately $115,000 and that 1999 costs will be approximately $1,500,000. The majority of the estimated 1999 costs represent the costs of personnel who will conduct verification testing of equipment and software and costs for replacement of certain personal computers. These costs do not include the cost of replacing systems, the replacement of which is not being accelerated due to Year 2000 issues, or the costs of software maintenance contracts that the Company would have entered into in the normal course of business. In some cases Year 2000 compliant upgrades to third party software systems licensed to the Company are being supplied under these maintenance agreements. However, the Company's Year 2000 costs could exceed these estimates if third party equipment or software do not perform as represented, additional unanticipated Year 2000 issues arise or planned remediation efforts are unsuccessful.

     Management believes that it has established a sound program to resolve significant Year 2000 issues within its sole control in a timely manner and that the Company has made satisfactory progress in addressing issues dependent on third parties. However, the Company's Year 2000 program is not yet complete. The Company's failure to correctly identify and remediate all Year 2000 issues within its control or the failure of suppliers or other third parties with which the Company interconnects to address their Year 2000 could pose various risks to the Company. Those risks may include the possibility of interruptions to the Company's basic services and difficulties in passing traffic to or receiving traffic from other carriers, detecting and resolving trouble in the networks, provisioning new service to customers, billing customers and other carriers and collecting revenues. These impacts as well as disruptions experienced by other parties could result in material adverse consequences to the Company, including loss of revenue and substantial unanticipated costs, the amounts of which cannot reasonably be estimated at this time.

                            TIME WARNER TELECOM LLC
                   MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)


CAUTIONS CONCERNING FORWARD LOOKING STATEMENTS

     Certain information included in this report contains forward-looking statements, including statements regarding the Company's expected financial position, business and financing plans. These forward-looking statements reflect the Company's views with respect to future events and financial performance. The words "believe", "expect", "plans", "intends" and "anticipate" and similar expressions identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations include the Company's limited history of operations, the Company's negative cash flow and operating losses, the significant capital requirements required for the development and expansion of the Company's business, the Company's substantial leverage and insufficiency of its earnings to cover its fixed charges, the risks associated with the expansion of the Company's business and the possible inability of the Company to manage its growth, the dependence of the Company on its relationship and agreements with TW Cable, risks related to the Company's expansion into the provision of long distance services, the Company's dependence upon interconnection with and use of ILEC networks, the competitive nature of the telecommunications business, the Company's dependence on its information billing systems, risks related to failure of Year 2000 remediations, the Company's dependence on its significant customers, regulatory developments and the Company's dependence on governmental and other authorizations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligations to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                            TIME WARNER TELECOM LLC
                            COMBINED BALANCE SHEETS


                                                                                                  September 30,       December 31,
                                                                                                      1998                  1997
                                                                                                 --------------     --------------
                                        ASSETS                                                                (Unaudited)
                                                                                                              (thousands)
Current assets
     Cash and short-term investments                                                             $      391,688      $           -
     Receivables, less allowances of $1,644 and $776                                                     25,885              8,882
     Prepaid expenses                                                                                     1,727              1,192
                                                                                                 --------------     --------------
          Total current assets                                                                          419,300             10,074

     Investments in unconsolidated affiliates                                                             5,564              4,376

     Property, plant and equipment                                                                      570,149            484,206
     Less: accumulated depreciation                                                                    (105,160)           (69,048)
                                                                                                 --------------     --------------
                                                                                                        464,989            415,158

        Intangible assets, net                                                                           20,340              8,469
                                                                                                 --------------     --------------
          Total assets                                                                           $      910,193     $      438,077
                                                                                                 ==============     ==============
                            LIABILITIES AND MEMBERS' EQUITY

Current liabilities
     Accounts payable                                                                            $       50,677     $       32,908
     Other current liabilities                                                                           55,942             29,304
                                                                                                 --------------     --------------
        Total current liabilities                                                                       106,619             62,212

     Long Term debt                                                                                     400,000                  -

     Subordinated loans payable to the Parent Companies (including
     $8,146 and $1,544 of accrued interest, respectively)                                               171,597             75,475

Members' equity
     Class A interests having an aggregate participation  percentage of 0%                                    -                  -
     Class B interests having an aggregate participation  percentage of 100%
                    Contributed capital                                                                 555,807            555,807
                    Accumulated deficit prior to Reorganization                                        (299,340)                 -
                                                                                                 --------------     --------------
                                Total Class B Interests                                                 256,467            555,807

     Accumulated deficit                                                                                (24,490)          (255,417)
                                                                                                 --------------     --------------
          Total members' equity                                                                         231,977            300,390
                                                                                                 --------------     --------------
          Total liabilities and members' equity                                                  $      910,193     $      438,077
                                                                                                 ==============     ==============

                           See accompanying notes.

                            TIME WARNER TELECOM LLC
                       COMBINED STATEMENTS OF OPERATIONS



                                                                      Three Months                         Nine Months
                                                              ------------------------------------------------------------------
                                                                   Ended September 30,                  Ended September 30,
                                                                 1998               1997              1998               1997
                                                              ---------          ---------          ---------          ---------
                                                                                         (Unaudited)
                                                                                         (thousands)
Revenues:
      Dedicated transport services                            $ 21,898           $ 11,603           $ 57,871           $  29,742
      Switched services                                         10,788              2,471             23,910               7,015
                                                              ---------          ---------          ---------          ---------
        Total revenues                                          32,686             14,074             81,781              36,757
                                                              ---------          ---------          ---------          ---------
Costs and expenses:
      Operating (a)                                              16,615             10,636             46,341             28,050
      Selling, general and administrative (a)                    21,124             14,239             55,294             39,000
      Depreciation and amortization (a)                          12,479              9,986             36,804             27,866
                                                              ---------          ---------          ---------          ---------
        Total costs and expenses                                 50,218             34,861            138,439             94,916
                                                              ---------          ---------          ---------          ---------
Operating loss                                                  (17,532)           (20,787)           (56,658)           (58,159)

Gain on disposition of investments                                    -             11,018                  -             11,018
Equity in gain (losses) of unconsolidated affiliates                 71               (368)               (16)            (1,722)
Interest income                                                   4,069                  -              4,069                  -
Interest expense, net (a)                                       (11,098)              (359)           (15,808)              (359)
                                                              ---------          ---------          ---------          ---------
Net loss                                                      $ (24,490)         $ (10,496)         $ (68,413)         $ (49,222)
                                                              =========          =========          =========          =========


(a) Includes expenses resulting from transactions with affiliates (Note 4) :

          Operating expenses                                  $     508          $     433          $   1,534          $   1,299
                                                              =========          =========          =========          =========
          Selling, general and administrative                 $   1,298          $   1,842          $   3,882          $   5,615
                                                              =========          =========          =========          =========
          Depreciation and amortization                       $   2,252          $   1,880          $   6,705          $   5,216
                                                              =========          =========          =========          =========
          Interest expense, net                               $   3,375          $     302          $   8,146          $     302
                                                              =========          =========          =========          =========



                            See accompanying notes.

                            TIME WARNER TELECOM LLC
                       COMBINED STATEMENTS OF CASH FLOW


                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                           --------------------------
                                                                                             1998              1997
                                                                                           --------          --------
                                                                                                    (Unaudited)
                                                                                                    (thousands)
OPERATIONS
Net loss                                                                                   $(68,413)         $(49,222)
Adjustments for noncash and nonoperating items:
Gain on disposition of investments                                                                -           (11,018)
Depreciation and amortization                                                                36,805            27,866
Equity in loss of unconsolidated affiliates                                                      16             1,722
Changes in operating assets and liabilities:
   Accounts receivable and other current assets                                             (17,538)           (3,749)
   Accounts payable and other current liabilities                                            52,551            (3,228)
   Other balance sheet changes                                                                  (94)           (1,607)
                                                                                           --------          --------

Cash provided/(used) by operations                                                            3,327           (39,236)
                                                                                           --------          --------
INVESTING ACTIVITIES
Capital expenditures                                                                        (87,116)          (72,964)
Proceeds from sale of investment                                                                 -              7,028
                                                                                           --------          --------
Cash used in investing activities                                                           (87,116)          (65,936)
                                                                                           --------          --------
FINANCING ACTIVITIES
Net proceeds from loans from the Parent Companies                                            87,977            27,503
Net capital contributions from the Parent Companies                                               -            77,669
Net proceeds from Debt Offering                                                             387,500                -
                                                                                           --------          --------
Cash provided by financing activities                                                       475,477           105,172
                                                                                           --------          --------
INCREASE IN CASH AND EQUIVALENTS                                                            391,688                 -

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                                      -                  -
                                                                                           --------          --------
CASH AND EQUIVALENTS AT END OF PERIOD                                                      $391,688          $      -
                                                                                           ========          ========



                            See accompanying notes.

                            TIME WARNER TELECOM LLC
               COMBINED STATEMENTS OF CHANGES ON MEMBERS' EQUITY

                                                                                                  Total
                                                Class B               Accumulated               Members'
                                               Interests                Deficit                  Equity
                                               ---------                -------                  ------
                                                                      (Unaudited)
                                                                      (thousands)

BALANCE AT DECEMBER 31, 1997                   $ 555,807              $ (255,417)              $  300,390

Net loss prior to Reorganization                       -                 (43,923)                 (43,923)
                                               ---------              ----------               ----------
                                                 555,807                (299,340)                 256,467

Effect of Reorganization                        (299,340)                299,340                        -

Net  loss after Reorganization                         -                 (24,490)                 (24,490)
                                               ---------              ----------               ----------

BALANCE AT SEPTEMBER 30, 1998                  $ 256,467              $  (24,490)              $  231,977
                                               =========              ==========               ==========

                            See accompanying notes.

                            TIME WARNER TELECOM LLC
                   NOTES TO COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS

          Time Warner Telecom LLC, a Delaware limited liability company (the "Company"), is a facilities-based competitive local telecommunications services provider ("CLEC") in selected metropolitan markets across the United States, offering a wide range of business telephony services, primarily to medium- and large-sized business customers. The business of the Company was commenced in 1993 by Time Warner Cable ("TW Cable"), a division of Time Warner Entertainment Company, L.P. ("TWE"), and reflects the combined commercial telecommunication operations under the ownership or management control of TW Cable. These operations consist of the commercial telecommunication operations of Time Warner Inc. and certain of its subsidiaries (collectively, "Time Warner") and the Time Warner Entertainment-Advance/Newhouse Partnership ("TWEAN") that were acquired or formed in 1995, as well as the pre-existing commercial telecommunication operations of TWE (collectively, TWE, TWEAN and Time Warner are referred to herein as the "Parent Companies").

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

     BASIS OF PRESENTATION

          The combined financial statements of the Company reflect the "carved out" historical financial position, results of operations, cash flows and changes in members' equity of the commercial telecommunication operations of the Parent Companies as if they had been operating as a separate company. The combined statements of operations have been adjusted to retroactively reflect an allocation of certain expenses pursuant to the final terms of the related agreements, primarily relating to office rent, overhead charges for various administrative functions performed by TW Cable and certain facility maintenance and pole rental costs. These allocations were required to reflect all costs of doing business and have been based on various methods (Note 4), which management believes result in reasonable allocation of such costs.

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

     CASH AND SHORT-TERM INVESTMENTS

          The Company did not historically maintain any cash balances since all funding of the Company's operating, investing and financing activities were provided by the Parent Companies or by subordinated loans payable to the Parent Companies (Note 3). This funding consisted of non-interest-bearing capital contributions through June 30, 1997 and subordinated loans during the period from July 1, 1997 through July 14, 1998. The non-interest-bearing capital contributions have been included in paid-in capital. The average net capital contributions from the Parent Companies were $517.8 million for the nine months ended September 30, 1997. The subordinated loans, including accrued interest, have been reflected as long-term liabilities in the accompanying balance sheets. Cash and short-term investments totaling $392 million at September 30, 1998 are a result of the Company's offering of 9 3/4% Senior Notes due 2008 (see Note 5).

2.   MEMBER'S EQUITY

          In July 1998, the Company completed a reorganization (the "Reorganization"), under which the Company's capitalization was authorized to include two classes of interests, Class A Interests and Class B Interests. In connection with the Reorganization, the Parent Companies contributed their respective assets and liabilities of the Company's business to the Company and in connection therewith, Time Warner, MediaOne Group, Inc. and certain of its subsidiaries ("MediaOne"), and Advance/Newhouse Partnership ("Newhouse") received Class B Interests having an aggregate participation percentage of 100%. Following the Reorganization, Time Warner, MediaOne and Newhouse held Class B interests having participation percentages equaling 61.95%, 18.88% and 19.17%, respectively. Time Warner, MediaOne and Newhouse are collectively referred to herein as the "Members". Accordingly, the accompanying combined financial statements have been adjusted to retroactively reflect the authorization of Class A Interests and the authorization and issuance of Class B Interests having an aggregate participation percentage of 100% for all periods. The Reorganization has been reflected as of July 1, 1998 for accounting purposes.

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

          In connection with the Reorganization, the Management Committee approved an option plan that provides for the granting of options to purchase Class A Interests representing approximately 10% of the equity in the Company, in the aggregate on a fully diluted basis. Generally, options issued under such option plan will become exercisable over a four-year vesting period and expire ten years from the date of the grant. In addition, the purchase price of the Class A Interests covered by each option will not be less than the fair market value of the Class A Interests on the date of the grant. As of September 30, 1998, the Management Committee authorized for issuance grants to employees of approximately 8% of the equity in the Company.

3.   SUBORDINATED LOANS PAYABLE TO THE PARENT COMPANIES

          Effective July 1, 1997 through July 14, 1998, all of the Company's financing requirements began to be funded with subordinated loans from the Parent Companies. These loans bear interest (payable in kind) at The Chase Manhattan Bank's prime rate which was 8.5% throughout the period from July 1, 1997 through September 29, 1998 and mature on August 15, 2008. The prime rate was 8.0% on September 30, 1998. The Parent Companies do not have any obligation to make additional equity investments in or loans to the Company. Interest expense relating to these loans totaled approximately $3.4 million and $8.1 million for the three and nine months ended September 30, 1998, respectively.

4.   RELATED PARTY TRANSACTIONS

          In the normal course of conducting its businesses, the Company has various transactions with the Parent Companies, generally on terms resulting from negotiation between the affected units that, in management's view, results in reasonable allocations.

          The Company's operations, which in certain cases are co-located with TW Cable divisions, are allocated a charge for various overhead expenses for services provided by TW Cable. These allocations are based on direct labor, total expenses, or headcount relative to each division. The Company is also allocated rent based on the square footage of space occupied by the Company at TW Cable facilities. The aggregate of these charges totaled approximately $565,000 and $1.3 million for the three months ended September 30, 1998 and 1997, respectively, and $1.7 million and $3.8 million for the nine months ended September 30, 1998 and 1997, respectively.

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

          Benefits under the Pension Plan are determined based on formulas which reflect employees' years of service and compensation levels during their employment period. Total pension costs relating to the Pension Plan were $328,000 and $247,000 for the three months ended September 30, 1998 and 1997, respectively, and $973,000 and

                            TIME WARNER TELECOM LLC
                   NOTES TO COMBINED FINANCIAL STATEMENTS - (continued)
                                  (UNAUDITED)


     $825,000 for the nine months ended September 30, 1998 and 1997, respectively. Relating to the MediaOne pension plan, pension costs were approximately $148,000 and $140,000 for the three months ended September 30, 1998 and 1997, respectively, and $484,000 and $447,000 for the nine months ended September 30, 1998 and 1997, respectively.


          The Company's contributions to the Savings Plan can represent up to 6.67% of the employees' compensation during the plan year. TWE's Board of Representatives has the right in any year to set the maximum amount of the Company's annual contribution. Defined contribution plan expense was $257,000 and $183,000 for the three months ended September 30, 1998 and 1997, respectively, and $699,000 and $526,000 for the nine months ended September 30, 1998 and 1997, respectively.

          As of January 1, 1999, the Company will not participate in the Time Warner Cable Pension Plan, the MediaOne Pension Plan or the Time Warner Cable Employee Savings Plan, as the Company intends to adopt its own benefit plans.

          The Company licenses the right to use the majority of its fiber optic cable from TW Cable. The Company paid TW Cable approximately $6.1 million and $1.8 million for the three months ended September 30, 1998 and 1997, respectively, under this arrangement, and $9.3 million and $12.0 million in the nine months ended September 30, 1998 and 1997, respectively and such costs have been capitalized by the Company. The amortization of these costs and fiber previously capitalized in the amount of approximately $2.3 million and $1.9 million for the three months ended September 30, 1998 and 1997, respectively, and $6.7 million and $5.2 million for the nine months ended September 30, 1998 and 1997, respectively, has been classified as a component of depreciation and amortization in the accompanying combined statements of operations. In addition, under this licensing arrangement, the Company reimburses TW Cable for facility maintenance and pole rental costs, which costs amounted to $508,000 and $433,000 for the three months ended September 30, 1998 and 1997, respectively, and $1.5 million and $1.3 for the nine months ended September 30, 1998 and 1997, respectively.

          Effective July 1, 1997 through July 14, 1998, all of the Company's financing requirements began to be funded with loans from the Parent Companies. Interest expense relating to these loans totaled approximately $3.4 million and $8.1 million for the three and nine months ended September 30, 1998, respectively.

5.   LONG TERM DEBT

          On July 21, 1998, the Company issued $400 million of 9 3/4% Senior Notes ("Notes") due July 15, 2008. The Notes are unsecured, unsubordinated obligations of the Company and Time Warner Telecom Inc., a wholly owned subsidiary of the Company, who are jointly and severally liable, fully and unconditionally, with respect to the Notes. Interest on the Notes is payable semiannually on January 15 and July 15, beginning January 15, 1999. The net proceeds of approximately $387.5 million are expected to be used to expand and develop existing and new networks and for general corporate and working capital purposes through the second quarter of 2000. The proceeds were immediately invested in short-term investments. Interest expense relating to the Notes totaled approximately $7.6 million for the three and nine months ended September 30, 1998. Interest income earned on the short term investments totaled $4.1 million for the three and nine months ended September 30, 1998.

                            TIME WARNER TELECOM LLC
                   NOTES TO COMBINED FINANCIAL STATEMENTS - (continued)
                                  (UNAUDITED)


6.  Commitments and Contingencies

          Pending legal proceedings are limited to litigation incidental to the business of the Company. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the Company's financial statements.

                            TIME WARNER TELECOM LLC

OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         On July 13, 1998, TWE, which was then the sole member of the Company, elected the following persons to serve as Representatives on the Company's Management Committee:

         Richard J. Bressler
         Glenn A. Britt
         Larissa L. Herda
         Stephen A. McPhie
         Robert J. Miron
         Carl U.J. Rosetti
         Audley Webster
         Pearre A. Williams

         Pursuant to the terms of the Limited Liability Agreement of the Company among the Parent Companies, the Time Warner affiliates that hold Class B limited liability interests in the Company designated Richard J. Davies to replace Carl U.J. Rosetti as their designated Representative on the Management Committee, effective October 7, 1998.

         As of July 14, 1998, all of holders of Class B limited liability interests of the Company executed consents to the Company's provision of long distance telecommunications services through resale to the employees of the Company and Time Warner Cable. The Company's Limited Liability Company Agreement otherwise restricts the Company from offering telecommunications services to residences.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

         The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.

         (b)  Reports on Form 8-K.

         No Current Report on Form 8-K was filed by the Company during the quarter ended September 30, 1998.

                            TIME WARNER TELECOM LLC

                                   SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            TIME WARNER TELECOM LLC
                                  (Registrant)


                         By:  ______________________
                         Name:   Jill R. Stuart
                         Title:  Vice President and Chief Accounting Officer



Dated: November 13, 1998

                            TIME WARNER TELECOM LLC

                                 EXHIBIT INDEX



Exhibit
Number                         Description of Exhibit

2.1       Reorganization Agreement, dated as of July 14, 1998 among Time
          Warner Companies, Inc., MediaOne Group, Inc., Advance/Newhouse Partnership, Time Warner Entertainment Company, L.P., and Time Warner Entertainment-Advance/Newhouse Partnership. (Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 1998.)

3.1 Amended and Restated LLC Agreement dated as of July 14, 1998 by and among Time Warner Entertainment Company, L.P., Time Warner Entertainment-Advance/Newhouse Partnership, FibrCom Holdings, L.P., Time Warner Companies, Inc., American Television and Communications Corporation, Warner Communications Inc., TW/TAE, Inc., Paragon Communications, MediaOne Group, Inc. and Advance Newhouse Partnership (Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-53553))

3.2 Certificate of Formation of the Company (Incorporated by reference to Exhibit 3.4 of the Company's Registration Statement on Form S-1 (Registration No. 333-53553))

3.3 Certificate of Amendment to Certificate of Formation of the Company (Incorporated by reference to Exhibit 3.5 of the Company's Registration Statement on Form S-1 (Registration No. 333-53553))

4.1 Indenture, dated as of July 21, 1998 among the Company, Time Warner Telecom, Inc. and The Chase Manhattan Bank, as Trustee (Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 1998.)

10.1 Underwriting Agreement, dated as of July 14, 1998 among the Company, Time Warner Telecom Inc. and Morgan Stanley & Co. Incorporated and Lehman Brothers Inc. (Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 1998.)

10.2 Time Warner Telecom LLC 1998 Option Plan as amended as of August 5, 1998 (Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 1998.)

10.3 Capacity License Agreement, dated as of July 1, 1998 (Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 1998.)

10.4 Trade Name License, dated as of July 14, 1998 between the Company, Time Warner Telecom Inc. and Time Warner Inc. (Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 1998.)

10.5 Employment Agreement between Time Warner Telecom LLC and Paul B. Jones (Incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1 (Registration No. 333-53553))

                            TIME WARNER TELECOM LLC


10.6 Employment Agreement between Time Warner Telecom LLC and Larissa L. Herda (Incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1 (Registration No. 333-53553))

10.7 Employment Agreement between Time Warner Telecom LLC and A. Graham Powers (Incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1 (Registration No. 333-53553))

10.8 Employment Agreement between Time Warner Telecom LLC and David J. Rayner (Incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1 (Registration No. 333-53553))

10.9 Employment Agreement between Time Warner Telecom LLC and John T. Blount (Incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-1 (Registration No. 333-53553))

27        Financial Data Schedule