Form 10-K405
period 1998-12-31
TIME WARNER TELECOM LLC
filed 1999-03-31
CIK 1064637

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ---------------------------
                                   FORM 10-K
                            ------------------------
                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998
                        Commission file number 333-53553


                              -------------------
                            TIME WARNER TELECOM LLC
             (Exact name of registrant as specified in its charter)
                              -------------------
        Delaware                                            84-1465464
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

                             5700 S. Quebec Street
                          Greenwood Village, CO  80111
                    (Address of Principal Executive Offices)

                                 (303) 566-1000
              (Registrant's telephone Number, Including Area Code)
                              -------------------
           Securities registered pursuant to Section 12(b) of the Act:
                                      None
          Securities registered pursuant to Section 12(g) of the Act:
                                      None
                      Documents Incorporated by Reference:
                                      None


  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     YES [X]           NO
                                                  ---             ----
  Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

================================================================================

     This document contains certain "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, the Company's business and operating strategy, operations, economic performance and financial condition. These forward-looking statements are based on management's current expectations and are naturally subject to risks, uncertainties and changes in circumstances, certain of which are beyond the Company's control. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause such differences include, but are not limited to, those discussed under "Factors That Could Affect Future Performance." The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report might not occur.

In this report:

          The term "Company" refers to Time Warner Telecom LLC ("TWT LLC"), its consolidated and unconsolidated subsidiaries including Time Warner Telecom Inc., a wholly owned subsidiary of TWT LLC formed solely to serve as co-obligor of the 9 3/4% Senior Notes due 2009 offered by the Company to the public on July 21, 1998 ("Notes") ("TWT Inc."), and all operations of the Company that were historically conducted by the Members (as defined).

          The term "Members"  refers to

          (a) Time Warner Inc. and certain of its subsidiaries (collectively, "TW"),
          (b) MediaOne of Colorado, Inc. and certain of its subsidiaries (collectively, "MediaOne"), and
          (c) Advance/Newhouse Partnership ("Newhouse").

          TW and MediaOne, through certain subsidiaries, are partners in Time Warner Entertainment Company, L.P. ("TWE"). TWE and Newhouse are partners in Time Warner Entertainment-Advance/Newhouse Partnership ("TWE-A/N").

          On March 22, 1999, MediaOne and Comcast Corporation ("Comcast") entered into an agreement pursuant to which MediaOne will be merged into Comcast, with Comcast as the surviving corporation.

          The term "TW Cable" refers collectively to the cable systems owned by subsidiaries and divisions of TWE, TWE-A/N and TW.

          The term "Reconstitution" refers to the provision of the Amended and Restated Limited Liability Agreement of the Company that, if the Members unanimously agree to do so, the Company will be reconstituted as a Delaware Corporation (either by merger, exchange, contribution of assets or similar transaction) so that an initial public offering of the Class A Common Stock of such corporation may be effected.

     See "Glossary" on Page 58 for definitions of certain other terms used in this report.

                                     PART I

Item 1.  Business

Overview

     The Company is a leading fiber facilities-based competitive local exchange carrier ("CLEC") in selected metropolitan areas across the United States, offering a wide range of business telephony services, primarily to medium- and large-sized business customers and other carriers. The Company's customers are principally telecommunications-intensive business end-users, long distance carriers ("IXCs"), internet service providers ("ISPs") wireless communications companies and governmental entities. Such customers are offered a wide range of integrated telecommunications services, including dedicated transmission, local switched, long distance, data and video transmission services and certain internet services. The Company has deployed switches in 16 of its 19 service areas as of December 31, 1998, and management expects that a growing portion of the Company's revenues will be derived from providing switched services. In addition, the Company benefits from its strategic relationship with TW Cable both through network facilities access and cost-sharing. As a result, the Company's networks have been constructed primarily through licensing the use of fiber capacity from TW Cable. As of December 31, 1998, the Company operated networks in 19 metropolitan areas that spanned 6,968 route miles, contained 272,390 fiber glass miles and offered service to 4,321 buildings. Combined revenues for the Company, which have historically been primarily derived from private line services, grew by 120.0% for the year ended December 31, 1998 as compared to the same period in 1997.

     The business of the Company was commenced in 1993 by TW Cable, originally to provide certain telephony services together with cable television. In January 1997, the Company put in place a new management team that is implementing a business strategy focused exclusively on serving business customers, rapidly providing switched services in all the Company's service areas and expanding the range of business telephony services offered by the Company.

     The Company believes that the Telecommunications Act of 1996 (the "1996 Act" and certain state regulatory initiatives provide increased opportunities in the telecommunications marketplace by opening all local service areas to competition and requiring incumbent local exchange carriers ("ILECs") to provide increased direct interconnection. According to the Federal Communications Commission ( "FCC"), in 1997 the total revenues for the telecommunications industry amounted to approximately $230.0 billion, of which approximately $130.0 billion was local service and approximately $100.0 billion was long distance. To capitalize on these significant opportunities, the Company has accelerated its deployment of high capacity digital switches in its service areas and is aggressively marketing switched services to medium- and large-sized businesses.

Business Strategy

     The Company's primary objective is to be a leading CLEC in its existing and future service areas offering medium- and large-sized businesses superior telecommunications services through advanced networks. The key elements of the Company's business strategy include the following:

     Leverage Existing Fiber Optic Networks. The Company has designed and built its networks to serve geographic locations where management believes there are large numbers of potential customers. As of December 31, 1998, the Company operated networks that spanned over 6,968 route miles and contained over 272,390 fiber glass miles. The Company's highly concentrated networks have yet to be fully exploited and provide the capacity to serve a substantially larger base of customers. Management believes that the Company's extensive fiber network capacity allows it to: (i) increase orders substantially from new and existing customers while incurring significantly lower capital expenditures and operating expenses than non-fiber facilities based carriers; (ii) emphasize its fiber facilities-based services rather than resales of network capacity of other providers; and (iii) provide better customer service because the Company can exert greater control over its services than its competitors that depend on off-net facilities.

     Expand Switched Services. The Company provided a broad range of switched services in 16 of its 19 service areas as of December 31, 1998, and plans to provide switched services in all of its current service areas by 2000. For the year ended September 30, 1998, combined revenues from switched services grew by 248.1% as compared to the same period in 1997. Because the demand for switched services is greater than for dedicated transport services and the Company has been rapidly installing switches in its markets, management expects the Company to derive a growing portion of its revenues from switched services. The Company utilizes high capacity digital 5-ESS switches manufactured by Lucent.

     Expand Data Services Capacity. Data services are becoming increasingly important to the Company's target customers. In particular, the Company believes that the demand for high speed, high-quality Local Area Network ("LAN") and Wide Area Network ("WAN") connectivity, virtual private networks, website hosting, e-commerce, intranet and internet access and transport services is growing rapidly. During the second quarter of 1999, the Company plans to deploy a fully managed, fiber-based nationwide infrastructure to ensure that its long-haul data products provide the capacity and high quality level of service increasingly demanded by its customers.

     Target Medium- and Large-Sized Business Customers. The Company operates networks in metropolitan areas that have high concentrations of medium- and large-sized businesses. Such businesses tend to be telecommunications-intensive and are more likely to seek the greater reliability provided by an advanced network such as the Company's. Thus, management believes that significant economies of scale may be achieved by focusing and intensifying its sales and marketing efforts on such businesses as they are potentially high volume users of the Company's services. To drive revenue growth in these markets, the Company is aggressively expanding its direct sales force to focus on such business customers.

     Interconnect Service Areas. The Company groups the 19 service areas in which the Company currently operates into six geographic clusters across the United States. See "Telecommunications Networks and Facilities -- Telecommunications Networks." The Company plans to interconnect each service area within a cluster with its own broadband, fiber optic facilities or with facilities licensed from TW Cable and/or third parties. This is expected to increase its revenue potential by addressing customers' regional long distance voice, data and video requirements. The Company began interconnecting its service areas in 1998.

     Utilize Strategic Relationships with TW Cable. The Company has benefited from and continues to leverage its relationships with TW Cable, the largest multiple system cable operator in the U.S., by licensing and sharing the cost of digital fiber optic facilities. This licensing arrangement allows the Company to benefit from TW Cable's access to rights-of-way, easements, poles, ducts and conduits. See "Certain Relationships and Related Transactions -- Certain Operating Agreements." By leveraging its existing relationship with TW Cable, the Company believes that it can increase revenues, benefit from existing regulatory approvals and licenses, derive economies of scale in network costs and extend its existing networks in a rapid, efficient and cost-effective manner. Furthermore, management believes that the strong awareness and positive recognition of the "Time Warner" brand name significantly contributes to its marketing programs and sales efforts by distinguishing it from its competitors.

     Enter New Geographic Areas. The Company's strategy is to target metropolitan areas possessing demographic, economic and telecommunications demand profiles that it believes provide it with the potential to generate an attractive economic return. Currently, the Company operates networks in a total of 19 metropolitan areas and has announced plans to enter Dallas, Texas and Jersey City, New Jersey by the third quarter of 1999, which brings the total to
21. Management plans to have networks in operation or under construction in 1 additional service area by the end of 1999.

     Continue Disciplined Expenditure Program. The Company increases operational efficiencies by pursuing a disciplined approach to capital expenditures. This capital expenditure program requires that prior to making any expenditure on a project, the project must be expected to meet stringent financial criteria such as minimum recurring revenue, cash flow margins and rate of return. In addition, to control capital expenditures and share the risks of developing costly new networks, management is considering establishing strategic alliances with other telecommunications providers in the form of joint ventures and possible co-branding marketing programs.

Market Opportunity

     The Company believes that the 1996 Act and certain state regulatory initiatives provide increased opportunities in the telecommunications marketplace by opening all local markets to competition and requiring ILECs to provide increased direct interconnection. According to the FCC, in 1997 the total revenues for the telecommunications industry amounted to approximately $230.0 billion, of which approximately $130.0 billion was local service and approximately $100.0 billion was long distance. To capitalize on these significant opportunities, the Company accelerated its deployment of high capacity digital switches in its markets and is aggressively marketing switched services to its customers.

     A number of important trends are reshaping the U.S. communications industry, creating substantial opportunities for CLECs beyond capturing market share from ILECs in local exchange services. These trends include:

     . increasing customer demand for high speed, broadband services, such as internet access and transport and personal computer -- and internet protocol-based applications,

     . the emergence of e-commerce as a new paradigm for business transactions, and

     . continued consolidation among service providers to broaden their service offerings and technical capabilities.

     By leveraging customer relationships and bundling service offerings, CLECs have begun to exploit a variety of opportunities, including high speed internet access and transport, xDSL, LAN and WAN connectivity, managed network services, virtual private networks, remote access, and e-commerce services. The Company believes that new entrants have an excellent opportunity to establish themselves as leading providers of such value-added services.

     High-speed connectivity has become important to business due to the dramatic increase in internet usage and the proliferation of PC- and IP-based applications. According to International Data Corporation, an independent telecommunications and technology research company, the number of internet users worldwide reached approximately 69 million in 1997 and is forecasted to grow to approximately 320 million by 2002. The popularity of the internet with consumers has also driven the rapid growth in exploiting the internet as a commercial medium, as businesses establish Web sites, corporate intranets and extranets and implement e-commerce applications to expand their customer reach and improve their communications efficiency. International Data Corporation estimates that the value of goods and services sold worldwide through the internet will increase from $12 billion in 1997 to over $400 billion in 2002. The Company believes that these applications are becoming increasingly important to businesses of all sizes, making the availability of broadband capacity, network quality, a value-added services portfolio and technical capability an important competitive distinction among service providers.

Services

     The Company provides its customers with a wide range of telecommunications services, including dedicated transmission, local switched, long distance, data and video transmission services and high-speed dedicated internet access services. The Company's dedicated services, which include private line and special access services, use high-capacity digital circuits to carry voice, data and video transmissions from point-to-point in multiple configurations. Switched voice services offered by the Company use high-capacity digital switches to route voice transmissions anywhere on the public switched telephone network. In offering its dedicated transmission and switched services, the Company also provides private network management and systems integration services for businesses that require combinations of various dedicated and switched telecommunications services. Data services provided by the Company allow customers to create their own internal computer networks and access external computer networks and the internet. The Company can provide its customers, including companies in the media industry, with advanced video transport services such as point-to-point, broadcast-quality video to major television networks as well as to advertising agencies and other customers. Internet services provided by the Company include dedicated internet access, website hosting, transport and electronic commerce services for business customers and local ISPs.

Dedicated Transport Services

     The Company currently provides a complete range of dedicated transport services with transmission speeds from 2.4 Kbps to 2.488 Gbps to its IXC and end-user customers. All products and services can be used for voice, data, image and video transmission.

     The Company offers the following dedicated transport links:

     . POP-to-POP Special Access. Telecommunications lines linking the Points of
       Presence ("POPs") of one IXC or the POPs of different IXCs in a market, allowing the POPs to exchange transmissions for transport to their final destinations.

     . End-User/IXC Special Access. Telecommunications lines between an end-user, such as a large business, and the local POP of its selected IXC.

     . Private Line. Telecommunications lines connecting various locations of a customer's operations, suitable for transmitting voice and data traffic internally.

     . Transport Arrangement Service. Provides dedicated transport between local exchange carrier ("LEC") central offices and customer designated POPs of an IXC for transport of LEC provided switched access or LEC provided special access. This point-to-point service is available at DS1 or DS3 interfaces at both ends. DS1 and DS3 interfaces are standard North American telecommunications industry digital signal formats that are distinguishable by the number of binary digits transmitted per second, or bit rate. DS1 has a bit rate of 1.544 megabits per second and DS3 has a bit rate of 44.736 megabits per second.

     The Company provides the following services that use high-capacity digital circuits to carry voice, data and video transmissions from point to point in flexible configurations involving different standardized transmission speeds and circuit capacities:

     . broadcast video TV-1, which is the dedicated transport of broadcast quality video signals;

     . STS-1, which is the full duplex, synchronous optical transmission of digital data on synchronous optical network, or SONET, standards, which eliminates the need to maintain and pay for multiple dedicated lines; and

     . private network transport service, which is a private, dedicated premium quality service over fully redundant, diverse routed, SONET rings with bandwidth that is dedicated and always available.

     The transmission speeds and circuit capacities used for these services include DSO, DS1, DS3 and SONET OC-N. DSO is a standard North American telecommunications industry digital signal format that has a bit rate of 64 kilobits per second.

Switched Services

     The Company's switched services provide business customers with local calling capabilities and connections to their IXCs. The Company owns, houses, manages and maintains the switch used to provide the services. The Company's switched services include the following:

     . Business Access Line Service. This service provides voice and data customers quality analog voice grade telephone lines for use at any time. Business Access Line Service provides customers with flexibility in network configurations because lines can be added, deleted and moved as needed.

     . TW Access Trunks. TW Access Trunks provide communication lines between two switching systems. These trunks are utilized by private branch exchange, or PBX, customers which are customers that own and operate a switch on their own premises. PBX customers use these trunks to provide access to the local, regional and long distance telephone networks. PBX customers may use either the Company's telephone numbers or their ILEC-assigned telephone numbers. Customer access to the Company's local exchange services is accomplished by a DS1 digital connection or DS0 analog trunks between the customer's PBX port and the Company's switching centers.

     . TW Local Toll Service. This service provides customers with a competitive alternative to ILEC service for intraLATA toll calls. It is a customized, high-quality local calling plan available to Business Access Line and TW Access Trunk customers. The Company works with customers to devise cost-saving programs based on actual usage and calling patterns.

     . Local Telephone Service. Local telephone service is basic local exchange service which can be tailored to a customer's particular calling requirements. Local telephone service includes operator and directory assistance services, as well as an optional intraLATA toll plan.

     . Switched Access Service. The connection between a long distance carrier's
       POP and an end user's premises that is provided through the switching facilities of a local exchange carrier are referred to as switched access services. These services provide IXCs with a switched connection to their customers for the origination and termination of long distance telephone calls.

     . Other services offered by the Company include telephone numbers, listings, customized calling features, voice messaging, hunting, blocking services and two-way, simultaneous voice and data transmission in digital formats over the same transmission line, which is an international standard referred to as integrated services digital network or ISDN.

Data Transmission Services

     The Company offers its customers a broad array of data transmission services that enable customers to create their own internal computer networks and access external computer networks and the internet. In 1996, the Company introduced its native speed LAN inter-networking data service which is used to connect workstations and personal computer users on one or more LANs. Native speed services avoid the bottleneck problems that are frequently encountered with customary DS-1 connections by providing the customer with a circuit that matches the transmission speeds of its LAN. The Company's LAN service provides dedicated circuits, guaranteed transmission capacity and guaranteed bandwidth for virtually all LAN applications. Users can share files and databases as if they were all working on the same computer, or within the same LAN.

     As companies and communications become more sophisticated, there is an increased need for customer access to superior traffic management of sensitive data, video and voice transmission within a single metropolitan area, or between various company operations. The Company's switched data services offer sophisticated switching technology and provide high standards in reliability and flexibility while enabling users to reduce the costs associated with interconnecting architecturally diverse information systems. The Company's data service offerings support evolving high-speed applications, such as multimedia, desktop video conferencing and medical imaging. The Company offers native speed connections to both end-users as well as interexchange data carriers. The Company's services allow users to interconnect both high speed and low speed LAN environments and to benefit from flexible billing, as well as detailed usage reports.

Video Transmission Services

     The Company provides broadcast quality digital and analog video link services to its video services customers, including media industry customers, such as television networks, and advertising agencies. The Company's video services include offering broadcast quality, digital channel transmissions that can be provided on a point-to-point or point-to-multipoint basis.

Internet Services

     Late in 1998, the Company contracted with a local internet service provider to deploy a national fiber-based internet protocol backbone connecting the Company's hub cities. By the end of the second quarter of 1999, the network is expected to be operational in the 19 markets that the Company currently serves. Through this relationship, the Company will manage its 19 asynchronous transfer mode data switches through which it provides dedicated internet connectivity at speeds of up to DS3.

Long Distance Services

     The Company began to offer basic long distance services in 1998 and intends to offer additional services, such as toll free, calling card and international gateways to Europe and the Pacific, targeting medium- and small-size business customers. Generally, large businesses tend to obtain their long distance needs directly from the major IXCs. The Company believes medium- and small-size businesses are more likely to obtain their long distance services from CLECs rather than the major IXCs. As a result, management believes that such medium- and small-sized end-users represent a potential customer base for developing a market for the Company's long distance services. The Company purchases long distance capacity under agreements with major IXCs that provide the Company capacity at competitive rates for resale and all support and billing services. The Company has negotiated a non-exclusive resale agreement with a long distance carrier and may negotiate additional resale agreements with other long distance carriers. Management believes that the offering of long distance services will contribute to revenue growth with profitable margins and will also add strategic sales and marketing value as a bundled product.

Telecommunications Networks and Facilities

     Overview. The Company uses the latest technologies and network architectures to develop a highly reliable infrastructure for delivering high-speed, quality digital transmissions of voice, data and video telecommunications. The Company's basic transmission platform consists primarily of optical fiber equipped with high capacity SONET equipment deployed in fully redundant, self-healing rings. These SONET rings give the Company the capability of routing customer traffic in both directions around the ring, thereby eliminating loss of service in the event of a cable cut. The Company's networks are designed for remote automated provisioning, which allows the Company to meet customers' real time service needs. The Company extends SONET rings or point to point links from rings to each customer's premises over its own fiber optic cable and unbundled facilities obtained from ILECs. The Company also installs diverse building entry points where a customer's security needs require such redundancy. The Company then places necessary customer-dedicated or shared electronic equipment at a location near or in the customer's premises to terminate the link.

     The Company serves its customers from one or more central offices or hubs strategically positioned throughout its networks. The central offices house the transmission and switching equipment needed to interconnect customers with each other, the IXCs and other local exchange networks. Redundant electronics, with automatic switching to the backup equipment in the event of failure, protects against signal deterioration or outages. The Company continuously monitors system components from its NOC and proactively focuses on avoiding problems rather than merely reacting upon failure.

     The Company adds switched, dedicated and data services to its basic fiber optic transmission platform by installing sophisticated digital electronics at its central offices and nodes and at customer locations. The Company's advanced Lucent 5-ESS digital telephone switches are connected to multiple ILEC and long distance carrier switches to provide the Company's customers access to telephones in the local market as well as the public switched telephone network. Similarly, in certain markets, the Company provides ATM switched and LAN multiplexers at its customers' premises and in its central offices to provide high speed LAN interconnection services.

     The Company's strategy for adding customers is designed to maximize the speed and impact of its marketing efforts while maintaining attractive rates of return on capital invested to connect customers directly to its networks. To initially serve a new customer, the Company may use various transitional links, such as reselling a portion of an

ILEC's network. Once the new customer's communications volume and product needs are identified, the Company may build its own fiber optic connection between the customer's premises and the Company's network to accommodate: (i) the customer's needs; and (ii) the Company's efforts to maximize return on network investment.

     Telecommunications Networks. The following chart sets forth information regarding each of the Company's telecommunications networks as of December 31, 1998:

                             Network                   Switch                             Commercial
                           Commercially             Commercially           Fiber Route    Buildings    MSA Business
Metropolitan Area           Available               Available(1)             Miles(2)       On-Net       Lines(3)
-------------------------  ------------            ---------------        --------------  ----------  ---------------
New York Region
Albany, New York.........       Jul. 95                 Sep. 99      (6)           42             16       302,130
Binghamton, New York.....       Jan. 95                     TBD                    81             27        78,868
Manhattan, New York......       Feb. 96                 Feb. 96                   157             53     2,473,048
Rochester, New York......       Dec. 94                 Feb. 95                   366             91       368,522
Jersey City, New Jersey..       July 99       (6)       July 99      (6)           na             na       203,312

Southwest Region
Austin, Texas............       Sep. 94                 Apr. 97                   284             89       374,200
Dallas, Texas............      Sept. 99       (6)      Sept. 99      (6)           na             na     1,095,916
Houston, Texas...........       Jan. 96                 Sep. 97                   471            153     1,262,601
San Antonio, Texas.......        May 93       (4)       Nov. 97                   524            151       431,989

Southeast Region
Charlotte, N. Carolina...       Sep. 94                 Dec. 97                   634            192       494,477
Greensboro, N. Carolina..       Jan. 96                 Sep. 99      (6)          142             20       317,637
Memphis, Tennessee.......        May 95                  May 97                   503            112       267,339
Raleigh, N. Carolina.....       Oct. 94                 Sep. 97                   523            131       277,378

Midwest Region
Cincinnati, Ohio.........       Jul. 95                 Nov. 97                   299             86       524,937
Columbus, Ohio(5)........       Mar. 91       (4)       Jul. 97                   371            105       433,323
Indianapolis, Indiana....       Sep. 87       (4)       Dec. 97                   281            137       452,874
Milwaukee, Wisconsin.....       Feb. 96                 Sep. 97                   422             96       524,155

Southern Region
Tampa, Florida...........       Dec. 97                 Jan. 98                   423             10       978,203
Orlando, Florida.........       Jul. 95                 Jul. 97                   912            152       833,765

Western Region
Honolulu, Hawaii.........       Jun. 94                 Jan. 98                   296            195       223,224
San Diego, California....       Jun. 95                 Jul. 97                   237            103     1,125,674
                                                                              -------     ----------  ------------
Total....................                                                       6,968          1,919    13,043,572
                                                                              =======     ==========  ============

1. Date of switch commercially available is the first date on which switched services were provided to a customer of the Company.
2. Licensed and owned fiber optic route miles.
3. Metropolitan Statistical Areas ("MSA") business lines data are from Statistics of Communications Common Carrier 1997 Business Data.
4. The networks in Columbus, Ohio, San Antonio, Texas and Indianapolis, Indiana were built by certain predecessor companies prior to the commencement of the Company's business.
5. The Columbus market is operated under a partnership, MetroComm AxS, L.P., which is a 50% owned entity of the Company. However, the switch is owned by the Company.
6. Estimated.

     Information Systems Infrastructure. The Company uses advanced technology in its information systems infrastructure. The Company also uses an integrated, nationwide client server platform and coherent relational databases to increase employee productivity, link itself electronically to some of its customers and develop real time data and information. The architecture also enables the Company to rapidly re-engineer its processes and procedures to lower its costs and to respond rapidly to changing industry conditions. The Company's information systems deliver data at the network, regional or corporate level, and also by customer and vendor. The Company's information systems assist in the delivery of superior customer service and real time support of network operations. The systems, which were partially developed by an outside vendor but are operated internally, utilize open system standards and architecture. As a result, the Company is positioned to either purchase from third parties or develop in-house supplementary information support systems as its needs arise. The Company has contracted with an outside vendor to install certain new back office systems to enhance the Company's capabilities and accommodate the planned scale of its business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000."

     Network Monitoring and Management. The Company provides a single point of contact for all of its customers and consolidates all of its systems support, expertise and technical training at its network operations center in Greenwood Village, Colorado. With over 400 technicians, customer service representatives and administrative support staff dedicated to providing superior customer service, the Company is able to quickly correct, and often anticipate, any problems that may arise in its networks. The Company provides 24 hour-a-day, 7 days-a-week surveillance and monitoring of networks to achieve the Company's 99.98% network reliability and performance. Network analysts monitor real-time alarm, status and performance information for network circuits, which allows them to react swiftly to repair network failures.

     Network Development and Application Laboratory. The Company's Network Development and Application Laboratory is a comprehensive telecommunications technology, applications and services development laboratory, equipped with advanced systems and equipment, including those used by the Company in the operation of its local digital networks. The center is designed to provide a self-contained testing and integration environment, fully compatible with the Company's digital networks, for the purposes of: (i) verifying the technical and operational integrity of new equipment prior to installation in the networks;
(ii) developing new services and applications; (iii) providing a realistic training environment for technicians, engineers and others; and (iv) providing a network simulation environment to assist in fault isolation and recovery. Technologies currently under evaluation in the lab include Dense Wave Division Multiplexing ("DWDM"), optical bandwidth management and internet protocol telephony, and related data applications.

     Billing Systems. The Company contracts with outside vendors for customer billing. The Company has licensed a system for switched services billing that it operates on its own equipment and has a service bureau arrangement with another vendor for dedicated transport service and interconnection billing. See "Factors that Could Affect Future Performance -- Dependence on Information and Billing Systems" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000."

     Agreements with TW Cable. The Company has entered into several agreements with TW Cable for the license of fiber optic networks and certain facilities, administrative and operating services and residential telephony support services. See "Factors That Could Affect Future Performance -- Relationship with TW Cable" and "Certain Relationships and Related Transactions -- Certain Operating Agreements."

Network Design and Construction

     In order to leverage its relationship with TW Cable, the Company has constructed its existing networks in selected metropolitan areas served by TW Cable's fiber optic infrastructure. This has allowed the Company to develop, in a cost-efficient way, an extensive network in each of its service areas. As of December 31, 1998, the Company's networks spanned 6,968 route miles, contained 272,390 fiberglass miles and offered service to 4,321 buildings with 2,953,454 voice grade equivalent circuits and 78,036 access lines in service.

     The Company anticipates that it will construct new networks in certain cities, using its relationship with TW Cable or other fiber providers, or by developing the networks in house, whichever is most effective and economical. Before deciding to construct or acquire a network in a particular city, the Company's corporate development staff reviews the demographic, economic, competitive and telecommunications demand characteristics of the city, including its location, the concentration of potential business, government and institutional end-user customers, the economic prospects for the area, available data regarding IXC and end-user special access and switched access transport demand and actual and potential competitive access provider ("CAP")/CLEC competitors. Market demand is estimated on the basis of market research performed by Company personnel and others, utilizing a variety of data including estimates of the number of interstate access and intrastate private lines in the city based primarily on FCC reports and commercial databases. This process has enabled the Company to reduce its start-up costs and expedite lead times.

     If a particular city targeted for development is found to have sufficiently attractive demographic, economic, competitive and telecommunications demand characteristics, the Company's network planning and design personnel design a network targeted to provide access to the major IXC, POPs and the ILEC's principal central office(s) in the city. Consistent with the Company's disciplined capital expenditure program, distribution rings are designed to cover strategic or highly concentrated business parks and downtown metropolitan areas, and build-out to 100% of the identified end-users is generally not considered to be cost-effective since a portion of the end-users are located in low density areas.

     Based on the data obtained through the foregoing process, in connection with either the construction or an acquisition of a network, the Company develops detailed financial estimates based on the anticipated demand for the Company's current services. If the financial estimates meet or exceed the Company's minimum rate of return thresholds using a discounted cash flow analysis, the Company's corporate planning personnel prepare a detailed business and financial plan for the proposed network.

     Prior to commencing construction, the Company's local staff, working together with TW Cable, where applicable, obtains any needed city franchises, permits, or other municipal requirements to initiate construction and operate the network. In some cities, a construction permit is all that is required. In other cities, a right-of-way agreement or franchise may also be required. Such agreements and franchises are generally for a term of limited duration. In addition, the 1996 Act requires that local governmental authorities treat all telecommunications carriers in a competitively neutral, non-discriminatory manner. The Company's current right-of-way agreements and franchises expire in years ranging from 1999 to 2015. City franchises often require payment of franchise fees which in some cases can be directly passed through on customers' invoices. The Company's local staff also finalizes arrangements for other needed rights-of-way. Rights-of-way are typically licensed from TW Cable under multi-year agreements with renewal options and are generally non-exclusive. See "Certain Relationships and Related Transactions -- Certain Operating Agreements." The Company leases underground conduit and pole space and other rights-of-way from entities such as LECs and other utilities, railroads, long distance providers, state highway authorities, local governments and transit authorities. The 1996 Act requires most utilities, including most LECs and electric companies, to afford CAPs/CLECs access to their poles, conduits and rights-of-way at reasonable rates on non-discriminatory terms and conditions.

     The Company's networks are constructed to cost-effectively access areas of significant commercial end-user telecommunications traffic, as well as the POPs of most IXCs and cellular companies and the principal LEC central offices in a city. The Company establishes general requirements for network design, and internally engineers the contemplated network and the required deployment. Construction and installation services are provided by independent contractors, including TW Cable, selected through a competitive bidding process. Company personnel provide project management services, including contract negotiation and supervision of the construction, testing and certification of all facilities. The construction period for a new network varies depending upon the number of route miles to be installed, the initial number of buildings targeted for connection to the network, the general deployment of the network and other field conditions. Networks that the Company has installed to date generally have become operational within six to nine months after the beginning of construction.

Equipment Supply

     The Company acquires Lucent 5-ESS digital switches pursuant to an exclusive vendor agreement (the "Lucent Agreement"), which provides for discounted pricing. The Lucent Agreement expires in June of 2002 and is renewable for up to four additional years upon the parties' mutual agreement. The Lucent Agreement provides that if the Company purchases digital switches from a vendor other than Lucent during the term of such agreement, Lucent, among other things, may discontinue the agreed upon discounted pricing on all future orders, renegotiate higher prices for digital switches and may not be liable for failures to meet certain delivery and installation schedules on future orders.

Customers and Sales and Marketing

     The Company's customers are principally telecommunications-intensive medium-and large-sized businesses, IXCs, ISPs, wireless communications companies and various governmental entities. Historically, the Company's customers were primarily long distance carriers. See "Factors That Could Affect Future Performance -- Dependence on Significant Customers." While the Company's long distance carrier business has grown by approximately 67% in 1998 over 1997, it has declined as a proportion of total revenues by 24.0%, to approximately 26.0% of the Company's total revenues. Of this long distance carrier revenue, approximately 60% is influenced by the end-user customer rather than the long distance carrier since an end user may switch long distance carriers while retaining the Company as its local exchange carrier. Although the Company's top 2 customers for 1998, which are long distance carriers, accounted for 23.7% of total revenues, a significant portion of the revenue stream from those two long distance carriers is not controlled by them. Accordingly, the Company does not believe that the loss of the revenue controlled by one of those two long distance carriers would have a material adverse effect on its business. No other customer, including customers who direct their business through long distance carriers, accounted for 10% or more of revenues. For the year ended December 31, 1998, the Company's top 10 customers accounted for 37.8% of the Company's total revenues.

     The Company provides incentives to its sales force to negotiate service contracts that have a minimum term of 1 year, and provides enhanced commissions to its sales force for executing agreements with terms of 3 years or greater. Currently, more than 50% of service agreements have a duration of greater than 3 years.

     The Company's marketing emphasizes its: (i) reliable, facilities-based networks, (ii) flexibly priced, bundled products and services; (iii) responsive customer service orientation; and (iv) integrated operations, customer support and network monitoring and management systems. The Company's centrally managed customer support operations are designed to facilitate the processing of orders for changes and upgrades in customer services. To reduce the inherent risk in bringing new and untested telecommunications products and services to a dynamically changing market, the Company introduces its products and services once market demand develops and offers them in diversified, competitively-priced bundles, thereby increasing usage among its existing customers and attracting new customers. The services offered by the Company are typically priced at a discount to the prices of the ILECs.

     With a direct sales force in each of its service areas along with regional and national sales support, the Company targets medium- and large-sized telecommunications-intensive businesses in the areas served by its networks. Compensation for the Company's sales representatives is based primarily on commissions that are tied to sales generated. The Company's customers include financial services firms, health care, media, telecommunications services and high tech companies and various governmental institutions. In addition, the Company markets its services through sales agents, landlords, advertisements, trade journals, media relations, direct mail and participation in trade conferences.

     The Company also targets IXCs, ISPs, large, strategic business accounts and wireless telephone companies through its national sales organization. The Company has master services agreements (which generally set forth technical standards, ordering processes, pricing methodologies and service grade requirements, but do not guarantee any specified level of business for the Company) with a significant number of the IXCs, including AT&T, MCI-Worldcom, Sprint Corporation, and Qwest-LCI, Inc. By providing IXCs with a local connection to their customers, the Company enables them to avoid complete dependence on the ILECs for access to customers and to obtain a high quality and reliable local connection. The Company provides a variety of transport services and arrangements that allow IXCs to connect their own switches in both local areas (intra-city) and in wide areas (inter-city). Additionally, IXCs may purchase the Company's transport services that allow them to connect their switch to an ILEC switch and to end-user locations directly. The Company's advanced networks allow it to offer high volume business customers and IXCs uniformity of services, pricing, quality standards and customer service.

Customer Service

     With over 400 expert technicians, customer service representatives and administrative support staff, the Company provides its customers with continuous support and superior service. To serve its customers, account representatives are assigned to the Company's customers to act as effective liaisons with the Company. Technicians and other support personnel are available in each of the Company's service areas to react to any network failures or problems. In addition, the NOC provides 24 hour-a-day, 7 days-a-week surveillance and monitoring of networks to maintain the Company's network reliability and performance. See " -- Telecommunications Networks and Facilities -- Network Monitoring and Management."

Competition

     The Company believes that the principal competitive factors affecting its business are, and will continue to be:
     (a)  pricing,
     (b) the availability of proven support systems for the Company's back office systems, including provisioning and billing,
     (c) competition for skilled, experienced personnel, and
     (d) regulatory decisions and policies that promote competition.

     The Company believes that it competes favorably with other companies in the industry or is impacted favorably with respect to each of these factors. The technologies and systems which provide back office support for the CLEC industry are nascent and may not keep pace with the growth of order volume, integration with other systems, and production of required information for systems managers. The best personnel in all areas of the Company's operations are in demand by the numerous participants in the highly specialized CLEC industry. While the Company's employee base is very stable, it is anticipated that others in the industry will continue to demand high quality personnel and will thus drive pressure to maintain extremely competitive compensation and benefits packages in addition to an attractive work environment. Regulatory environments at both the state and Federal level differ widely and have considerable influence on the Company's market and economic opportunities and resulting investment decisions. The Company believes it must continue monitoring regulatory developments and remain active in its participation in regulatory issues.

     Services substantially similar to those offered by the Company are also offered by the ILECs, which include Ameritech Corporation, Bell Atlantic Corporation, BellSouth Corporation, SBC Communications, Inc. ("SBC") and GTE Corporation. The Company believes that many ILECs may have competitive advantages over the Company. ILECs generally benefit from their long-standing relationships with customers and greater technical and financial resources. The ILECs have the potential to subsidize services of the type offered by the Company from service revenues in unrelated businesses and currently benefit from recent regulations that relax price restrictions and decrease regulatory oversight of ILECs. In addition, in most of the metropolitan areas in which the Company currently operates, at least one, and sometimes several, other CAPs or CLECs offer substantially similar services at substantially similar prices to those of the Company. The Company also faces competition from new entrants in the local services business who may also be better established and have greater financial resources. Other CLECs, CAPs, cable television companies, electric utilities, long distance carriers, microwave carriers, wireless telephone system operators and private networks built by large end users currently do, and may in the future, offer services similar to those offered by the Company.

     In addition, the current trend of business combinations and alliances in the telecommunications industry, including mergers between subsidiaries of BOCs, between BOCs and other ILECs, and between major IXCs and CLECs, may create significant new competitors for the Company. For example, Bell Atlantic has acquired the LECs owned by NYNEX and SBC, corporate parent of Southwestern Bell Telephone Company, has acquired Southern New England Telephone and Pacific Telesis. In addition, SBC and Ameritech have agreed to merge, as have Bell

Atlantic and GTE Corporation. On July 23, 1998, AT&T announced that it had completed its acquisition of Teleport Communications Group ("TCG"), a competitor of the Company. The latter two mergers have not yet been consummated pending regulatory approval. In March, 1999, AT&T acquired Tele-Communications, Inc. ("TCI"), a major cable operator. TW and AT&T have also announced their intention to form a joint venture to offer any distance telephone services to residential and small business customers in TW Cable's service areas over TW Cable's cable facilities.

     The Company believes that the 1996 Act will provide increased business opportunities by opening all local markets to competition. The 1996 Act:

     . requires all local exchange providers to offer their services for resale;

     . requires incumbent local exchange carriers to provide increased direct interconnection;

     . requires incumbent local exchange carriers to offer network elements on an unbundled basis; and

     . requires incumbent local exchange carriers to offer the services they provide to end-users to other carriers at wholesale rates.

     However, under the 1996 Act, the FCC and some state regulatory authorities may provide ILECs with increased flexibility to reprice their services as competition develops and as ILECs allow competitors to interconnect to their networks. In addition, some new entrants in the local market may price certain services to particular customers or for particular routes below the prices charged by the Company for services to those customers or for those routes, just as the Company may itself underprice those new entrants for other services, customers or routes. If the ILECs and other competitors lower their rates and can sustain significantly lower prices over time, this may adversely affect revenues of the Company if it is required by market pressure to price at or below the ILECs' prices. If regulatory decisions permit the ILECs to charge CAPs/CLECs substantial fees for interconnection to the ILECs' networks or afford ILECs other regulatory relief, such decisions could also have a material adverse effect on the Company. However, the Company believes that the negative effects of the 1996 Act may be more than offset by (i) the increased revenues available as a result of being able to address the entire local exchange market, (ii) mutual reciprocal compensation with the ILEC that results in the Company terminating its local exchange traffic on the ILEC's network at little or no net cost to the Company, (iii) obtaining access to off- network customers through more reasonably priced expanded interconnection with ILEC networks and (iv) a shift by IXCs to purchase access services from CAPs/CLECs instead of ILECs. There can be no assurance, however, that these anticipated results will offset completely the effects of increased competition as a result of the 1996 Act.

     Historically, the Company has been able to build new networks and expand existing networks in a timely and economical manner through strategic arrangements such as leasing fiber optic cable from TW Cable, which already possesses rights-of-way and has facilities in place. The Company intends to use its experience and presence in the telecommunications industry to fully exploit its available capacity, further develop and expand its existing telecommunications infrastructure and offer a diversified range of products and services in competitively priced bundles.

Government Regulation

     Historically, interstate and foreign communication services were subject to the regulatory jurisdiction of the FCC, and intrastate and local telecommunications services were subject to regulation by state public service commissions. With the enactment of the 1996 Act, competition in all telecommunications market segments, including interstate and intrastate, local and long distance, became matters of national policy. As described below, the respective roles of Federal and state regulators to establish rules and pricing requirements to implement that policy remain the subject of litigation. Nonetheless, the Company believes that the national policy fostered by the 1996 Act should contribute to an increase in the market opportunities for the Company. Because these developments require numerous actions to be implemented by individual Federal and state regulatory commissions, and are subject to particular legal, political and economic conditions, it is not possible to predict the pace at which regulatory liberalization will occur.

     Telecommunications Act of 1996. In early 1996, President Clinton signed the 1996 Act, the most comprehensive reform of the nation's telecommunications laws since the Communications Act. The 1996 Act prohibits state and local governments from enforcing any law, rule or legal requirement that prohibits or has the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. This provision of the 1996 Act should enable the Company to provide a full range of local telecommunications services in any state. States retain jurisdiction under the 1996 Act to adopt competitively neutral regulations necessary to preserve universal service, protect public safety and welfare, ensure the continued quality of telecommunications services and safeguard the rights of consumers. States are also responsible for mediating and arbitrating CLEC-ILEC interconnection arrangements if voluntary agreements are not reached. Therefore, the degree of state regulation of local telecommunications services may be substantial.

     The 1996 Act imposes a number of access and interconnection requirements on all LECs, including CLECs, with additional requirements imposed on ILECs. The 1996 Act requires CLECs and ILECs to attempt to resolve interconnection issues through negotiations for at least 135 days. During these negotiations, the parties may submit disputes to state regulators for mediation and, after the negotiation period has expired, the parties may submit outstanding disputes to state regulators for arbitration. As of December 1, 1998, the Company has executed 36 definitive interconnection agreements with ILECs, covering 18 of its markets. The Company has executed interconnection agreements with the ILECs in each of its markets in which it offers switched services and has negotiated, or is negotiating, secondary interconnection arrangements with carriers whose territories are adjacent to the Company's for intrastate intraLATA toll traffic and extended area services.

     Under the 1996 Act, the FCC was required to establish rules and regulations to implement the local competition provisions of the 1996 Act within six months of enactment. In August 1996, the FCC issued two reports and orders. In the First Report and Order, the FCC promulgated rules to govern interconnection, resale, unbundled network elements, and the pricing of those facilities and services, as well as the negotiation and arbitration procedures to be utilized by states to implement those requirements. In the Second Report and Order, the FCC adopted rules to govern the dialing parity requirements of the 1996 Act.

     In July 1997, the Eighth Circuit Court of Appeals issued a decision in which it affirmed certain portions of the FCC's rules and vacated others. It vacated the FCC rules governing the pricing of interconnection, resale, and unbundled network elements on the basis that the FCC lacks jurisdiction to establish pricing rules for intrastate service. It also vacated rules allowing requesting carriers to select from among various provisions of individual interconnection agreements between ILECs and other carriers, and rules permitting the combining of network elements. In a subsequent decision, the court vacated the FCC's dialing parity rules with respect to intraLATA service. In October 1997, the Eighth Circuit Court of Appeals issued an order on rehearing in which it vacated one additional FCC rule. The vacated rule prohibited ILECs from separating network elements that they currently combine, except upon request. Although the FCC's rules governing the pricing of interconnection, unbundled network elements and resale have been vacated by the Eighth Circuit Court of Appeals, interconnection and arbitration proceedings at the state level have continued with the states implementing their own pricing standards.

     Several entities, including the United States government, submitted petitions for certiorari asking the U.S. Supreme Court to review the orders of the Eighth Circuit Court of Appeals. Those petitions asked the Supreme Court to review the Court of Appeals' ruling that the FCC lacks jurisdiction to establish pricing rules for intrastate services and facilities as well as to establish dialing parity requirements for intrastate (including most intraLATA) service. In addition, the petitions asked the Supreme Court to review the Court of Appeals' decision to vacate the so-called "pick and choose" rule established by the FCC. That rule required LECs to make available to requesting carriers (including the Company) any provision from any interconnection, unbundled network element or resale agreement between an ILEC and any requesting carrier approved by a state commission. Finally, several of the petitions (including that of the U.S. government) also asked the Supreme Court to review the October 1996 rehearing order vacating the FCC rule which required ILECs to make available combined packages of network elements. In January 1998, the Supreme Court granted those petitions for certiorari and agreed to review the Eighth Circuit decisions.

     On January 25, 1999, the Supreme Court issued its decision with respect to its review of orders of the Eighth Circuit Court of Appeals. The Court upheld most of the FCC's rules with respect to interconnection and resale, including the "pick and choose rule," and the dialing parity rule. The Supreme Court also held that the FCC has authority under the Communications Act to promulgate national pricing rules for interconnection, unbundled network elements, and resale to implement the local competition provisions of the Communications Act. However, the Supreme Court did not address the lawfulness of the pricing rules established by the FCC. The Court vacated a rule which required ILECs to make available to requesting carriers any of the network elements within the FCC's definition of that term, because the FCC failed to consider (1) whether network elements are necessary and (2) whether the failure to make elements available would impair the ability of requesting carriers to provide the services they seek to offer. It is not clear whether the FCC will require ILECs to make available the same list of unbundled network elements when it reconsiders the issue as a result of the decision. The Court also reinstated the FCC's rule that requires the ILECs to offer combined platforms of network elements. Whether the reinstatement of this rule will in effect allow entrants access to an entire pre-assembled network depends upon the outcome of the FCC's reconsideration of which elements must be made available. The Company believes that the availability of combined platforms of network elements at prices based on the FCC's cost methodology (Total Element Long Run Incremental Costs) could create economic incentives for new competitors to enter local markets through acquisition of ILEC network element platforms rather than by investing in their own network facilities as the Company does.

     The 1996 Act provides a detailed list of items that are subject to these interconnection negotiations, as well as a detailed set of duties for all affected carriers. All LECs, including CLECs like the Company, have a duty to
(i) not unreasonably limit the resale of their services, (ii) provide number portability if technically feasible, (iii) provide dialing parity to competing providers, (iv) provide access to poles, ducts and conduits and (v) establish reciprocal compensation arrangements for the transport and termination of telecommunications.

     Under the 1996 Act and rules established by the FCC in 1996 (and modified on reconsideration in 1997), LECs, including the Company, are required to make available number portability. Number portability refers to the ability of users of telecommunications services to retain, at the same location, existing telecommunications numbers without impairment of quality, reliability, or convenience when switching from one telecommunications carrier to another. Under the schedule for number portability implementation established by the FCC, LECs are required to implement number portability in the 100 largest MSAs over a 5-phase period which began on October 1, 1997 and concluded on December 31, 1998. Thereafter, in areas outside the 100 largest MSAs, LECs are required to make available number portability within 6 months of receipt of a specific request from another telecommunications carrier.

     The 1996 Act and the FCC's rules also require LECs to implement dialing parity. Dialing parity refers to the ability of a person that is not an affiliate of a LEC to be able to provide telecommunications services in such a manner that customers have the ability to route automatically without the use of any access code, their telecommunications to the telecommunications service provider of the customer's designation from among 2 or more telecommunications service providers (including such LEC). Under rules promulgated by the FCC in 1996, all LECs, including the Company, are required to provide intraLATA and interLATA dialing parity not later than February 8, 1999. However, if a LEC also provides interLATA service as the Company does, that LEC was required to provide dialing parity by August 8, 1997. LECs unable to comply with that August 8, 1997 deadline were required to have notified the FCC by May 8, 1997.

     The Company does not restrict the resale of its services, engages in reciprocal compensation arrangements, provides dialing parity, and provides full number portability, satisfying four of the five requirements. The Company generally licenses poles, ducts and conduits, and therefore owns few such rights-of-way subject to the requirement to make them available to other carriers.

     In addition to those general duties of all LECs, ILECs have additional duties to (i) interconnect at any technically feasible point and provide service equal in quality to that provided to their customers or the ILEC itself, (ii) provide unbundled access to network elements at any technically feasible point,
(iii) offer retail services at wholesale prices for the use of competitors, (iv) provide reasonable public notice of changes in the network or the information necessary to use the network and (v) provide for physical collocation. The 1996 Act further imposes various pricing guidelines for the provision of certain of these services. Both the ILECs and the requesting carriers have a statutory duty to negotiate in good faith regarding these arrangements, and the RBOCs, in particular, must successfully achieve agreements, leading to the development of facilities-based competition for business and residential users, in order to enter the long distance markets within their regions. The Company has successfully concluded agreements governing interconnection arrangements in all of the states in which it holds CLEC authority. Several of these agreements are expiring in 1999 and the Company anticipates that the ILECs will want to renegotiate the terms and conditions, including reciprocal compensation. The Company cannot predict the outcome of the negotiations, especially in light of the Supreme Court's recent decision regarding the interconnection rules.

     The 1996 Act establishes procedures under which BOCs may apply to the FCC for authority to provide interLATA service from states within their operating regions. A BOC seeking in-region interLATA authority must demonstrate that it is subject to competition from a competitor in the state with whom it has entered into an interconnection agreement and which is providing service to business and residential customers within the state exclusively or predominantly over its own facilities. Alternatively, the BOC may seek in-region interLATA authority if no provider has requested access and interconnection, and the BOC has in place a state commission-approved statement of generally available terms and conditions for access and interconnection which is available to competitors. Further, access and interconnection agreements must comply with each point of a 14 point competitive checklist. To date, five applications have been filed by BOCs with the FCC for authority pursuant to Section 271 of the Communications Act to provide interLATA long distance service in states within their operating territories. All five of those applications have been denied by the FCC. An application by SBC for FCC authority to provide long distance service in Oklahoma was denied in June 1997. SBC's appeal of that decision was denied by the U.S. Court of Appeals for the District of Columbia Circuit in March 1998. In August 1997, the FCC also denied an application by Ameritech to provide long distance service in Michigan. BellSouth applications for FCC approval to provide long distance service in South Carolina and Louisiana also were denied by the FCC in December 1997 and February 1998, respectively. In July 1998, BellSouth again applied to the FCC to provide long distance service in Louisiana. That application was denied by the FCC in October 1998. In addition to those FCC applications, SBC Corporation brought a lawsuit in the U.S. District Court for the Northern District of Texas in which it challenged on constitutional grounds the BOC long distance entry provisions of the Communications Act. In December 1997, the District Court ruled in favor of SBC finding those provisions to be unconstitutional. Shortly thereafter, the District Court stayed its decision pending review by the U.S. Court of Appeals for the Fifth Circuit. On September 4, 1998, the U.S. Court of Appeals for the Fifth Circuit reversed that decision of the District Court concluding that the provisions of Section 271 governing the BOCs interLATA service entry is not an unconstitutional bill of attainder. Several parties, including SBC, have filed petitions for certiorari with the U.S. Supreme Court asking that it review the decision of the Fifth Circuit. On January 19, 1999, the Supreme Court declined to review that decision. The Company anticipates that eventually the BOCs will be found to comply with the requirements of the Communications Act governing in-region long distance entry and their applications for authority to provide interLATA service will be approved and they will be permitted to offer interLATA services within their operating territories.

     The Company, like other competitive local exchange carriers, receives reciprocal compensation from incumbent local exchange carriers for local calls which it terminates at the premises of internet service providers. Incumbent local exchange carriers have attempted to persuade state commissions and the FCC that such traffic is interstate traffic rather than local traffic and that such traffic should not be subject to reciprocal compensation. To date, every state commission which has considered the issue has concluded that local traffic terminated at internet service provider locations is local traffic and is subject to reciprocal compensation under state-approved interconnection agreements. However, on February 26, 1999, the FCC released a declaratory ruling in which it concluded that local traffic that terminates at internet service providers is largely interstate traffic. The FCC did not determine whether or not such traffic may be subject to reciprocal compensation on a prospective basis, but commenced a rulemaking on that subject. Pending completion of that rulemaking, determinations of whether reciprocal compensation should be paid on traffic terminated at internet service provider locations will be made by state commissions and under the terms of approved agreements. It is expected that ILECs will attempt to persuade the FCC and state commissions that local traffic delivered to internet service providers should not be subject to reciprocal compensation. Exclusion of such traffic from reciprocal compensation requirements could reduce the revenues received by the Company for terminating traffic originated by incumbent local exchange carriers.

     If the BOCs become authorized to provide in-region interLATA service, they will be able to offer customers a full range of local and long distance services. BOC entry into the interLATA services markets may reduce the market shares held by major IXCs, which are among the Company's largest customers. However, the Company believes that the entry of BOCs into the interLATA market will encourage IXCs to increase their use of exchange access services offered by the Company and by other CLECs rather than the exchange access services of the BOCs. When BOCs provide long distance services outside their local telephone service areas, they will be potential customers of the Company's services as well as services of other CLECs and CAPs.

     Federal Regulation. The 1996 Act obligates the FCC to establish mechanisms for ensuring that consumers, including low income consumers and those located in rural, insular and high cost areas, have access to telecommunications and information services at rates reasonably comparable to those charged for similar services in urban areas. The 1996 Act also requires the FCC to establish funding mechanisms to make available access to telecommunications services, including advanced services, to schools, libraries and rural health care centers. These requirements are generally referred to as the "universal service requirements" of the 1996 Act. In May 1997, the FCC adopted rules to implement the universal service requirements. Under those rules, all telecommunications carriers, including the Company, are required to contribute to support universal service. If the Company offers to provide local exchange service to all customers within certain geographic areas, it may be deemed to be an "Eligible Carrier" and therefore entitled to subsidy funds under the program established by the FCC. Certain aspects of universal service, including the formulas to be used to quantify local service costs remain under study by the FCC. In addition, several parties appealed the FCC's May 1997 universal service order. Those appeals were consolidated in the U.S. Court of Appeals for the Fifth Circuit and are pending.

     On December 23, 1998, the FCC established rules to govern the manner in which telecommunications carriers effectuate and verify selection by consumers of preferred providers of local exchange and interexchange services. The Company will be subject to those rules and will be required to comply with the specific verification requirements established by the FCC. Violation of those rules could subject the Company to sanctions imposed by the FCC.

     Following a June 1997 decision of the FCC, the Company has been permitted to provide its interstate access services without having tariffs on file with the FCC. Following that decision, the Company withdrew its interstate access services tariff and now provides such services pursuant to contracts entered into with customers. This will improve the Company's ability to rapidly change its access service pricing in response to competition and will reduce the Company's regulatory compliance costs. The Company is still required to file with the FCC tariffs for its other interstate telecommunications services, including long distance service.

     The FCC's action does not, however, impact the Company's state public utility commission tariff requirements. Whether or not the Company is subject to a tariff filing requirement, the Company must offer its interstate services on a nondiscriminatory basis, at just and reasonable rates, and it is subject to the complaint provisions of the Communications Act. For its current offering of interstate services as a non-dominant carrier, the Company is not subject to rate of return or price cap regulation by the FCC and may install and operate digital facilities for the transmission of interstate communications without prior FCC authorization. Pursuant to the 1996 Act, the Company is subject to additional Federal regulatory obligations when it provides local exchange service in a market, such as the access and interconnection requirements that are imposed on all LECs. See "--Telecommunications Act of 1996."

     The Communications Assistance for Law Enforcement Act, enacted in 1994, requires telecommunications carriers, including the Company, to make their equipment and facilities capable of assisting authorized law enforcement agencies to conduct electronic surveillance. By September 8, 1998, subject carriers were required to notify the Attorney General of systems which do not have the capacity to meet surveillance requirements specified by the Attorney General. By October 25, 1998, telecommunications carriers, including the Company, were required to meet the surveillance standards set by the Attorney General. The FCC has extended the date for compliance with these requirements until June 30, 2000.

     State Regulation. The Company has acquired all state government authority needed to conduct its business as currently contemplated. Most state public service commissions require carriers that wish to provide local and other jurisdictionally intrastate common carrier services to be authorized to provide such services. The Company's operating subsidiaries and affiliates are authorized as common carriers in ten states. These certifications cover the provision of switched services including local basic exchange service, point to point private line, competitive access services, and in five states long distance services.

     Local Government Authorizations. The Company may be required to obtain from municipal authorities street opening and construction permits and other rights and other rights-of-way to install and expand its networks in certain cities. In some cities, the Company's affiliates or subcontractors may already possess the requisite authorizations to construct or expand the Company's networks. Any increase in the difficulty or cost of obtaining these authorizations and permits could adversely affect the Company, particularly where it must compete with companies that already have the necessary permits.

     In some of the metropolitan areas where the Company provides network services, the Company pays license or franchise fees based on a percent of gross revenues. There can be no assurance that municipalities that do not currently impose fees will not seek to impose fees in the future, nor is there any assurance that, following the expiration of existing franchises, fees will remain at their current levels. Under the 1996 Act, municipalities are required to impose such fees on a competitively neutral and nondiscriminatory basis. However, municipalities that currently favor the ILECs may or may not conform their practices in a timely manner or without legal challenges by the Company or another CAP or CLEC. Moreover, there can be no assurance that ILECS with whom the Company competes will not be excluded from such local franchise fee requirements by previously-enacted legislation allowing them to utilize rights-of-way throughout their states without being required to pay franchise fees to local governments.

     If any of the Company's existing franchise or license agreements for a particular metropolitan area were terminated prior to its expiration date and the Company were forced to remove its fiber optic cables from the streets or abandon its network in place, even with compensation, such termination could have a material adverse effect on the Company's operation in that metropolitan area and could have a material adverse effect on the Company.

     The Company is party to various regulatory and administrative proceedings, however, subject to the discussion above, the Company does not believe that any such proceedings will have a material adverse effect on its business.

Company Name

     The use of the "Time Warner" name by the Company is subject to a License Agreement with TW. See "Factors That Could Affect Future Performance -- Discontinuance of Use of "Time Warner Name" and "Certain Relationships and Related Transactions -- Certain Operating Agreements."

Employees

     As of December 31, 1998, the Company employed approximately 898 full-time employees. The Company believes that its relations with its employees are good. By succession, the New York City operating entity is a party to a collective bargaining agreement. In connection with the construction and maintenance of its networks and the conduct of its other business operations, the Company uses third party contractors, some of whose employees may be represented by unions or collective bargaining agreements. The Company believes that its success will depend in part on its ability to attract and retain highly qualified employees and maintain good working relations with its current employees.


                  FACTORS THAT COULD AFFECT FUTURE PERFORMANCE

Limited History of Operations; Negative Cash Flow and Operating Losses

     The Company was formed in 1998 to continue the business telephony services commenced by TW Cable in 1993. Accordingly, there is limited historical financial information upon which to base an evaluation of the Company's performance. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development and growth.

     The Company has incurred operating losses and negative cash flow since inception, and expects to continue to incur operating losses and negative cash flow while it installs, develops and expands its existing and future telecommunications networks and builds its customer base. For the years ended December 31, 1996, 1997 and 1998, on a combined basis, the predecessor entities of the Company and the predecessor entities operating the commercial telecommunications operations of the Parent Companies sustained combined operating losses of $84.5 million, $78.1 million and $73.4 million, respectively, and negative EBITDA of $62.2 million, $39.6 million and $22.7 million, respectively. "EBITDA" is defined as operating income (loss) before depreciation and amortization expense. It does not include charges for interest expense or provision for income taxes. Accordingly, EBITDA is not intended to replace operating income, net income, cash flow and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles. Rather, EBITDA is a measure of operating performance and liquidity that may be considered in addition to those measures. The Company believes that EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-operating and one-time charges to earnings. EBITDA is used internally by the company's management to assess on-going operations and is a component of a covenant of the Senior Notes limiting certain additional future indebtedness. However, EBITDA as used herein may not be comparable to similarly titles measures reported by other companies due to differences in accounting policies

     The capital expenditures of the Company associated with the installation, development and expansion of its existing networks and possible acquisitions of future networks are substantial, and a significant portion of these expenditures generally are incurred before any related revenues are realized. These expenditures, together with associated initial operating expenses, will generally result in negative cash flow and operating losses from a network until an adequate customer base and revenue stream for the network have been established. Accordingly, the Company expects that each network will generally produce negative cash flow for at least two and a half years after operations commence in such network. The Company expects to incur net losses for the foreseeable future as it continues to acquire, install, develop and expand its existing and new telecommunications networks and build its customer base. There can be no assurance that an adequate revenue base will be established from each of the Company's networks or that the Company will achieve or sustain profitability or generate sufficient positive cash flow, if any, to meet its working capital requirements and to service its indebtedness.

Significant Capital Requirements

     The development and expansion of the Company's existing and future networks and services will require significant capital to fund capital expenditures, working capital and debt service. The Company's principal capital expenditure requirements over the next two years are expected to consist of approximately
(i) $300.0 million to purchase and install switches, electronics, fiber and other additional technologies in existing networks and in additional networks to be constructed in new service areas and (ii) $50 million for capital expenditures with respect to the Company's management information system infrastructure. The Company will continue to evaluate additional revenue opportunities in each of its service areas and, as opportunities develop, the Company plans to make the additional capital investments in its networks that are required to pursue such opportunities.

     The Company, from time to time, evaluates potential acquisitions of, and joint ventures relating to, networks currently owned and operated by other companies, including affiliates of the Members, and expects to continue to do so. In the event the Company enters into a definitive agreement with respect to any acquisition or joint venture, it may require additional financing or it may elect to use a portion of the proceeds from the sale of the Notes not theretofore expended for other purposes.

     While the Company intends to continue to leverage its relationship with TW Cable in pursuing expansion opportunities, to the extent the Company seeks to expand into service areas where TW Cable does not conduct cable operations, the Company may incur significant additional costs in excess of those historically incurred by the Company when expanding into existing TW Cable service areas. In addition, TW Cable is not obligated to construct or provide additional fiber optic capacity in excess of what is already licensed to the Company under the Capacity License (as defined). Accordingly, if the Company is unable to lease such additional capacity at the same rates as are currently provided for under the Capacity License, the Company may be required to obtain additional capacity on more expensive terms. See "Certain Relationships and Related Transactions --Certain Operating Agreements."

     The Company sustained significant working capital deficits in each year since inception. The Company has historically been funded by capital contributions and advances from the Members. As of December 31, 1998, the Company had outstanding approximately $174.9 million of subordinated indebtedness to the Members. The Members do not have any obligation to make additional equity investments in or loans to the Company.

     The Company expects that the net proceeds received from the sale of the Notes and internally generated funds, will provide sufficient funds for the Company to expand its business as currently planned, pay interest on the Notes and to fund its currently expected losses through the middle of 2000. Thereafter, the Company expects to require additional financing. However, in the event that the Company's plans or assumptions change or prove to be inaccurate, or the foregoing sources of funds prove to be insufficient to fund the Company's growth and operations, or if the Company consummates acquisitions or joint ventures, the Company may be required to seek additional capital sooner than currently anticipated. The Company's revenues and costs are dependent upon many factors that are not within the Company's control, such as regulatory changes, changes in technology and increased competition. Due to the uncertainty of these and other factors, actual revenues and costs may vary from expected amounts, possibly to a material degree, and such variations are likely to affect the level of the Company's future capital expenditures and expansion plans. Sources of financing may include public or private debt or equity financing by the Company or its subsidiaries, vendor financing or other financing arrangements. At a future date, the Company may negotiate a bank credit facility to provide it with working capital and enhance its financial flexibility. There can be no assurance that such financing will be available on terms acceptable to the Company or at all.

     There can be no assurance that the Company will be successful in generating sufficient cash flow or raising additional financing in sufficient amounts on terms acceptable to it or within the limitations contained in its financing arrangements, or that the terms of any such additional financing will not impair the Company's ability to develop its business. The failure to generate sufficient cash flow or to raise sufficient funds may require the Company to modify, delay or abandon some or all of its development and expansion plans, which could have a material adverse effect on the Company's growth, its ability to compete in the telecommunications services business and its ability to service its debt. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Substantial Leverage

     The Company is highly leveraged. As of December 31, 1998,the Company had approximately $574.9 million of consolidated total debt, $174.9 million of which is subordinated loans payable to the Parent Companies. The degree to which the Company is leveraged could have a material adverse effect upon the Company, including: (i) the Company's ability to obtain additional financing in the future for capital expenditures, acquisitions, joint ventures, working capital or general corporate or other purposes may be limited; (ii) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of the principal of, and interest on, its debt; and (iii) the Company's substantial leverage may make it more vulnerable to economic downturns, limit its ability to withstand competitive pressures and reduce its flexibility in responding to changing business and economic conditions. A failure by the Company to comply with the covenants and other provisions of financing documents to which the Company is a party, including the Indenture governing the Notes (the "Indenture"), or other debt instruments to which the Company may become party in the future, could permit acceleration of the debt under such instruments and, in some cases, acceleration of debt under other instruments that contain cross-default or cross-acceleration provisions. The Indenture contains certain restrictive covenants. Such restrictions affect, and in many respects significantly limit or prohibit, among other things, the ability of the Company to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, engage in transactions with shareholders and affiliates, issue capital stock of subsidiaries, create liens, sell assets and engage in mergers and consolidations.

Risks Of Expansion; And Possible Inability To Manage Growth

     The Company's ability to expand its business and manage its transition to switched services depends on a variety of factors. These factors include the Company's ability to assess markets, design fiber optic network backbone routes, acquire and install facilities, obtain and utilize rights-of-way and building access, obtain any required governmental authorizations and permits and implement interconnection with LECs. There can be no assurance that the Company will be able to achieve this expansion in a timely manner, at a reasonable cost, or on terms and conditions acceptable to the Company.

     Although the Company commenced operations in 1993, to date its business has consisted primarily of offering dedicated point-to-point services. With the adoption of the 1996 Act, the Company accelerated the implementation of switched services in its markets. The Company expects that switched services will in the future become the predominant source of its revenues. Switched services support both analog and digital equipment compatible with the Time Division Multiple Access ("TDMA"), Frequency Division Multiple Access ("FDMA") and Code Division Multiple Access ("CDMA") forms of digital telephone technology. In addition to this transition to switched services, the Company intends to enter into new geographic markets, expand its operations in existing markets, interconnect its existing markets and offer additional telecommunications services, when and if it becomes economically desirable to do so.

     The successful implementation of the Company's expansion strategy will be subject to a variety of risks, including operating and technical problems, regulatory uncertainties, competition and the availability of capital. There can be no assurance that any existing networks will be successfully expanded or any new networks will be developed. In addition, there can be no assurance that any networks that are developed will be completed on schedule, at commercially reasonable costs or within the Company's specifications. There also can be no assurance that any new or expanded networks will become profitable or generate positive cash flow at any time in the future. A substantial portion of the Company's network build-out plans within existing markets are dependent upon its continuing relationship with TW Cable. See " -- Relationship with TW Cable." The Company's inability to expand its existing networks and operations or install new networks or manage effectively such expansion and installation could have a material adverse effect upon the Company's business operations, financial condition and results of operations. In addition, the expansion of the Company's business may involve acquisitions or joint ventures which, if made or entered into, could divert the resources and management time of the Company and could require integration with the Company's operations. See " -- Acquisition Related Risks."

     The Company's future performance will depend, in part, upon its ability to manage its growth effectively. The Company's rapid growth has placed, and in the future may continue to place, a significant strain on its administrative, operational and financial resources. The Company's ability to continue to manage its growth successfully will require the Company to further enhance its operations, management, financial and information systems and controls and to expand, train and manage its employee base. In addition, as the Company increases its service offerings and expands its targeted markets, there will be additional demands on the Company's customer support, sales, marketing, and administrative resources and network infrastructure. There can be no assurance that the Company's administrative, operating and financial resources, systems and controls will be adequate to manage the Company's growth effectively. The Company's inability to manage its expansion effectively, including the emergence of unexpected expansion difficulties, could have a material adverse effect on the Company's business, results of operations and financial condition.

Relationship With TW Cable

     The Company is largely dependent upon TW Cable's governmental licenses, permits and rights-of-way to operate the Company's current business. TW Cable is generally managed by a management committee that includes representatives of MediaOne and TW. The Company presently licenses pursuant to the Capacity License, and may enter into future licenses for the capacity of significant numbers of optical fibers from TW Cable; however, TW Cable is not obligated to construct or provide additional fiber optic capacity in excess of what is already licensed to the Company under the Capacity License. See "Certain Relationships and Related Transactions -- Certain Operating Agreements." Historically, the Company has relied on TW Cable's fiber optics in constructing its own networks. In addition, most of the new service areas in which management is considering operating or constructing networks are located in areas where TW Cable has already made substantial infrastructure investments. The inability of the Company to license additional fiber optic capacity from TW Cable could materially affect the Company's expansion plans, future business and operations. Any adverse changes in the ability of TW Cable to obtain and maintain all necessary permits, licenses, conduit agreements or pole attachment agreements from governmental authorities or private rights-of-way providers necessary to effectuate such license transactions may have a material adverse effect on the Company's business and financial condition.

     The Capacity License expires in 2028. Although TW Cable has agreed to negotiate renewal or alternative provisions in good faith at that time, there can be no assurance that the parties will agree on the terms of any renewal or that the terms of any renewal or alternative provisions which may be agreed upon by the parties will be favorable to the Company. If the Capacity License is not renewed in 2028, the Company will have no residual interest in the capacity under the Capacity License and may need to build, lease or otherwise obtain transmission capacity in order to service its customers in the service areas covered by the Capacity License. The terms of such arrangements could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Capacity License also provides that the license of fiber optic capacity by the Company may be terminated by TW Cable upon:

     . a material impairment or termination of TW Cable's ability to provide such license under relevant law,

     . the Company's material breach of the terms and conditions of the Capacity
       License, or

     . the institution of any proceedings to impose any public utility or common carrier status or obligations on TW Cable or any other proceedings challenging TW Cable's operating authority as a result of the services provided to the Company under the Capacity License.

     In addition, under the terms of the Capacity License, the Company is restricted from utilizing such capacity for Residential Services (as defined) and Content Services (as defined) during the term of such license. Although management does not believe that the restrictions contained in the Capacity License will materially affect its business and operations in the immediate future, the effect of such restrictions in the rapidly changing telecommunications industry cannot be predicted. See "Certain Relationships and Related Transactions -- Certain Operating Agreements." The termination of the Capacity License would terminate the Company's ability to serve its customers in the applicable market and would have a material adverse effect on the Company's business, financial condition and results of operations.

     TW and AT&T have announced their intention to form a joint venture to offer any distance telephone services to residential and small business customers in TW Cable's service areas, over TW Cable's cable facilities. Although the Company primarily targets large and medium size business customers in the same services areas, the proposed joint venture could compete directly with the Company with respect to small business customers.

Risks Relating to Long Distance

     Currently, the Company offers primarily local telecommunications services. However, the Company continues to examine opportunities to expand into other related telecommunications services. If the Company were to expand into new categories of telecommunications services, it could incur certain additional demands and risks in connection with such expansion, including demands on its ability to manage growth, technological compatibility risks, legal and regulatory risks and possible adverse reaction by some of its current customers.

     The Company has begun to offer long distance service and expects to realize increased revenues therefrom by the second quarter of 1999. The long distance business is extremely competitive and prices have declined substantially in recent years and are expected to continue to decline. In addition, the long distance industry has historically had a high average churn rate, as customers frequently change long distance providers in response to the offering of lower rates or promotional incentives by competitors. The Company markets its long distance services to smaller businesses, a market segment that has not been a principal focus of the Company's business in the past and thus one to which the Company has limited experience marketing. The Company relies on other carriers to provide transmission and termination services for a majority of its long distance traffic. The Company has negotiated a non-exclusive resale agreement with a long distance carrier and may negotiate additional resale agreements with other long distance carriers to provide it with additional transmission services. Such agreements typically provide for the resale of long distance services on a per minute basis and may contain minimum volume commitments. Negotiation of these agreements involves estimates of future supply and demand for transmission capacity as well as estimates of the calling pattern and traffic levels of the Company's future long distance customers. If the Company were to fail to meet any minimum volume commitments, it could be obligated to pay underutilization charges and in the event it underestimates its need for transmission capacity, the Company may be required to obtain capacity through more expensive means.

Dependence Upon Interconnection With ILECS; Competition

     The Company operates in an increasingly competitive environment. Services substantially similar to those offered by the Company are also offered by ILECs serving the markets currently served or intended to be served by the Company. ILECs have long-standing relationships with their customers, have financial and technical resources substantially greater than those of the Company, have the potential to subsidize services of the type offered by the Company from service revenues not subject to effective competition and currently benefit from certain existing regulations that favor the ILECs over CLECs such as the Company in certain respects. While recent regulatory initiatives, which allow CLECs such as the Company to interconnect with ILEC facilities, provide increased business opportunities for the Company, such interconnection opportunities have been accompanied by increased pricing flexibility for and relaxation of regulatory oversight of the ILECs.

     To the extent the Company interconnects with and uses ILEC networks to service its customers, the Company will be dependent upon the technology and capabilities of the ILECs to meet certain telecommunications needs of the Company's customers and to maintain its service standards. The Company will become increasingly dependent on interconnection with ILECs as switched services become a greater percentage of the Company's business. The 1996 Act imposes interconnection obligations on ILECs; however, such interconnection requires the negotiation of interconnection and collocation agreements with the ILECs, which can take considerable time, effort and expense and are subject to Federal and state regulation. There can be no assurance that the Company will be able to obtain the interconnection it requires at rates, and on terms and conditions, that permit the Company to offer switched services at rates that are both competitive and profitable. In the event that the Company experiences difficulties in obtaining high quality, reliable and reasonably priced service from the ILECs, the attractiveness of the Company's services to its customers could be impaired.

     In addition, the 1996 Act allows the RBOCs and others such as electric utilities to enter the long distance market. Certain of the RBOCs have begun providing out-of-region long distance services across Local Access and Transport Areas ("interLATA"). When an RBOC obtains authority to provide in-region interLATA services, it will be able to offer customers both local and long distance telephone services. Given the market power the RBOCs currently possess in the local exchange market, the ability to provide both local and long distance services is expected to make the RBOCs very strong competitors. Certain RBOCs are actively working to satisfy prerequisites for entry into the in-region long distance business. Formal applications by the RBOCs to provide long distance service have been denied by the FCC.

     In addition, a U.S. District Court in Texas held that the provisions of
Section 271 of the 1996 Act limiting the RBOCs' entry into the long distance business violate the U.S. Constitution. On September 4, 1998, the U.S. Court of Appeals for the Fifth Circuit reversed that District Court decision, concluding that the provisions of Section 271 governing the RBOCs interLATA service entry do not constitute an unconstitutional bill of attainder. Several parties, including SBC, have filed petitions for certiorari with the U.S. Supreme Court asking that it review the decision of the Fifth Circuit. On January 19, 1999, the Supreme Court declined to review that decision. In addition, two RBOCs, Ameritech and U S WEST Communications, Inc. ("U S WEST"), had entered into agreements with a long distance carrier, Qwest Communications Corp. ("Qwest"), under which they plan to jointly market Qwest long distance service to local telephone service consumers in their operating territories. Those agreements were challenged by several IXCs and CLECs before U.S. District Courts and before the FCC. On September 28, 1998, the FCC released a Memorandum Opinion and Order determining that the offering by Ameritech and U S WEST of Qwest's long distance service as part of combined packages of service violates Section 271 of the 1996 Act. However, that decision has been appealed. Further, a continuing trend toward consolidation, mergers, acquisitions and strategic alliances in the telecommunications industry could also give rise to significant new competitors to the Company or to the Company's customers. See "Business -- Government Regulation."

     In most of the areas in which the Company operates, at least one (and in many markets several) other CAP or CLEC offers many local telecommunications services similar to those provided by the Company, generally at similar prices. Potential and actual new market entrants in the local telecommunications services business include other CAPs and CLECs, ILECs entering new geographic markets, cable television companies, electric utilities, long distance and international carriers, microwave carriers, wireless telephone system operators and private networks built by large end users. Many of these potential competitors have financial, personnel and other resources substantially greater than those of the Company.

     In addition, the current trend of business combinations and alliances in the telecommunications industry, including mergers between BOCs, between BOCs and other ILECs, and between major interexchange carriers and CLECs, may create significant new competitors for the Company. For example, Bell Atlantic has acquired the LECs owned by NYNEX and SBC, has acquired Southern New England Telephone and Pacific Telesis. In addition, SBC and Ameritech have agreed to merge, as have Bell Atlantic and GTE Corporation. On July 23, 1998, AT&T announced that it had completed its acquisition of TCG, a competitor of the Company. AT&T also acquired TCI, a major cable operator, in March, 1999.

     The 1996 Act has increased and will continue to increase competition in the local telecommunications business. The 1996 Act requires all local exchange providers, including new entrants, to offer their services for resale and requires ILECs to offer their network facilities on an unbundled basis. Further, pursuant to the 1996 Act, ILEC services provided to end-users are required to be made available to other telecommunications carriers for resale at wholesale rates. There can be no assurance that any unbundled rates or facilities offered by ILECs to the Company will be available in a timely manner or will be economically attractive or technically viable. See "Business -- Government Regulation -- Telecommunications Act of 1996." These requirements facilitate entry by new competitors with reduced capital risk or investment. See "Business -- Competition."

     The recent World Trade Organization ("WTO") agreement on basic telecommunications services could increase the Company's competition for telecommunications services both domestically and internationally. Under this agreement, which became effective in 1998, the United States and other members of the WTO committed themselves to opening their telecommunications markets to competition and foreign ownership and to adopting regulatory measures to protect competitors against anticompetitive behavior by dominant telephone companies. As part of the U.S. government's implementation of the WTO Agreement, the FCC has established new rules making it easier for foreign carriers to enter the U.S. telecommunications market. See "Business -- Competition" and " -- Government Regulation."

Dependence on Information and Billing Systems

     Sophisticated information and processing systems are vital to the Company's growth and its ability to monitor costs, bill customers, provision customer orders and achieve operating efficiencies. As the Company continues to grow, the need for more sophisticated information systems will increase significantly. The Company has entered into agreements with certain vendors providing for the development and/or operation of back office systems including ordering, provisioning and billing systems. The failure of such vendors to perform their services in a timely and effective manner at acceptable costs could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Year 2000."

Dependence on Significant Customers

     The Company has substantial business relationships with a few large customers, including the major long distance carriers. For the year ended December 31, 1998, the Company's top 10 customers accounted for 37.8% of the Company's combined revenues. Although the Company's top 2 customers, which are IXCs, accounted for 23.7% of the Company's combined revenues, a significant portion of the revenue stream from those two long distance carriers is not controlled by them. Accordingly, the Company does not believe that the loss of the revenue controlled by one of those two long distance carriers would have a material adverse effect on its business. No other customer, including customers who direct their business through long distance carriers, accounted for 10% or more of revenues. Some of the Company's customer arrangements are subject to termination on short notice and do not provide the Company with guarantees that service quantities will be maintained at current levels, and there can be no assurance that such customers will continue to purchase the same service quantity levels. The Company believes that certain IXCs are pursuing alternatives to their current practices with regard to obtaining local telecommunications services, including acquisition or construction of their own facilities. For example, on July 23, 1998, AT&T, a customer of the Company, announced that it had completed its acquisition of TCG, which is a CLEC that operates in several of the Company's service areas. This type of activity has accelerated as a result of the 1996 Act, which limits the authority of states to impose legal restrictions that have the effect of prohibiting a company, including an IXC, from providing any telecommunications service. In addition, the 1996 Act requires ILECs to unbundle their network facilities and to offer their services for resale by other companies at wholesale discounts. Accordingly, long distance carriers soon will be able to provide local service by reselling the facilities or services of an ILEC, which may be more cost-effective for an IXC than using the services of the Company or another CAP or CLEC. See "Business -- Customers and Sales and Marketing."

Federal and State Regulation

     The Company is subject to Federal and state regulation. Existing Federal and state regulations, or new regulations that may be adopted by the FCC or state regulatory authorities may have a material adverse effect on the Company. In most states, the Company is subject to certification and tariff filing requirements with respect to intrastate services. Although many restrictions on the services that may be provided by the Company were eliminated as a result of the 1996 Act, which prohibits states from imposing legal restrictions that effectively prohibit the provision of any telecommunications service, states retain authority under the 1996 Act to impose on the Company and other telecommunications carriers competitively neutral requirements to preserve universal service, protect public safety, ensure quality of service and protect consumers. States are also responsible under the 1996 Act for mediating and arbitrating interconnection arrangements between CLECs and ILECs if the carriers fail to agree on such arrangements.

     In the past, the Company had been required to offer its interstate services pursuant to rates, terms, and conditions set forth in tariffs filed with the FCC. However, on June 19, 1997, the FCC issued a memorandum opinion and order granting the Company's request that the FCC forbear from imposing on the Company the tariff filing requirements of the Communications Act of 1934 (the "Communications Act"), with respect to interstate access services offered by the Company. Following that favorable ruling on the Company's request, the Company has withdrawn its interstate access tariff and will now offer its interstate access services pursuant to contracts with each of its customers. The Company is still required to offer any interstate services other than interstate access services, including, for example, interstate and international long distance telephone service, pursuant to tariffs filed with the FCC.

     As a result of rules and policies implemented by the FCC, ILECs have been required to reduce the access charges paid by IXCs. Access charges are the fees which IXCs pay to LECs for the use of local exchange telecommunications facilities to originate and terminate interexchange (long distance) telephone calls. These mandatory reductions in the access charges of ILECs, including the RBOCs, may place downward pressure on the prices charged by the Company for access services which it provides to IXCs.

     Under the 1996 Act, the Company is subject to certain Federal regulatory obligations when it provides local exchange service in a market. All LECs, including CLECs, must interconnect with other carriers, make their services available for resale by other carriers, provide nondiscriminatory access to rights-of-way, offer reciprocal compensation for termination of traffic and provide dialing parity and telephone number portability. The Company is subject to requirements that the rates, terms, classifications and practices with respect to its interstate access service be just and reasonable and may not be unreasonably discriminatory. However, as a non-dominant carrier, the Company's rates, terms, classifications and practices are presumed to be lawful. The Company's intrastate services, including local service and intrastate access, are subject to similar requirements under state laws. In addition, as a telecommunications carrier, the Company will be required to contribute to a fund to preserve universal service and to enable schools, libraries and rural health care centers to have access to telecommunications services and advanced information services at discounted prices.

     Pursuant to the requirements of the 1996 Act and the FCC's rules promulgated to implement the 1996 Act, the Company is required to compensate other LECs for termination of local exchange traffic originated by the Company. Conversely, the Company is entitled to receipt of compensation from other LECs when it terminates local exchange traffic originated by other LECs. This requirement is commonly referred to as reciprocal compensation. Several BOCs and other ILECs have taken the position that traffic terminated at the premises of internet service providers ("ISPs") should be considered to be interstate traffic rather than local traffic and that such traffic should not be subject to the reciprocal compensation obligation described above. Those LECs have asked state commissions and the FCC to reach the same conclusion. To date, every state commission which has considered the issue has concluded that traffic transported within a local exchange which is terminated at the premises of ISPs is local traffic and is subject to the reciprocal compensation requirement. In a declaratory ruling adopted February 25, 1999, the FCC concluded that dial-up ISP traffic is largely interstate in nature, but that this conclusion did not determine whether reciprocal compensation is applicable. While the FCC acknowledged that it had not adopted a specific ruling governing compensation for such traffic, the historical policy of treating ISP traffic as local for purposes of interstate access charges would, in the question of reciprocal compensation for dial-up ISP traffic, suggest that such compensation is due for that traffic. The FCC also commenced a rulemaking with respect to the determination of mutual compensation for ISP traffic on a prospective basis. The declaratory ruling emphasized that carriers are bound by their existing interconnection agreements, as interpreted by state commissions, and are subject to reciprocal compensation as determined by those state commissions. Since ILECs will likely challenge the previous state commission decisions regarding ISP traffic, the impact of those proceedings on the mutual compensation received by the Company for local traffic cannot be predicted. See "Business--Government Regulation." A determination by the FCC or by state utility commissions that such traffic should not be subject to reciprocal compensation could be adverse to the Company.

Governmental and Other Authorizations

     The development, expansion and maintenance of the Company's networks will depend on, among other things, its ability to obtain rights-of-way and any other required governmental authorizations and permits, all in a timely manner, at reasonable costs and on satisfactory terms and conditions. In certain of the cities or municipalities where the Company provides network services, it pays license or franchise fees, usually based on a percentage of gross revenues or a rate per circuit. The 1996 Act permits municipalities to charge such fees only if they are competitively neutral and nondiscriminatory, but there can be no assurance that municipalities that presently favor a particular carrier, typically the ILEC, will conform their practices to the requirements of the 1996 Act in a timely manner or without legal challenge. Furthermore, there can be no assurance that certain cities or municipalities that do not now impose such fees will not seek to impose fees, nor can there be any assurance that, following the expiration of existing franchises, fees will remain at their current levels or that the franchises will be renewed. Some of the Company's franchise agreements also provide for increases or renegotiation of fees at intervals prior to the expiration thereof.

     In addition, the Company currently licenses capacity of, and plans in the future to enter into similar arrangements for, significant numbers of optical fibers from TW Cable. See "Certain Relationships and Related Transactions -- Certain Operating Agreements." There can be no assurance that municipalities which regulate TW Cable will not seek to impose additional franchise fees or otherwise charge TW Cable (subject to reimbursement by the Company) in connection with such licenses. There can also be no assurance that TW Cable or the Company will be able to obtain all necessary permits, licenses, conduit agreements or pole attachment agreements from governmental authorities or private rights-of-way providers necessary to effectuate future license transactions. As a result, there can be no assurance that the Company will be able to expand its existing networks or develop new networks successfully, which would have a material adverse effect on the Company's growth and financial condition.

     There can be no assurance that the Company will be able to utilize TW Cable's existing licenses, permits and rights-of-way or that it will be able to obtain the governmental licenses and permits and rights-of-way required to enter new markets on acceptable terms. The cancellation or non-renewal of existing permits, licenses or rights-of-ways, or the inability to obtain the permits, licenses or rights-of-ways to expand in accordance with its plans, could have a material adverse effect on the Company's business, results of operations and financial condition.

Acquisition Related Risks

     The Company may, as part of its business strategy, acquire other businesses that will complement its existing business. Management is unable to predict whether or when any prospective acquisitions will occur or the likelihood of any material transactions being completed on favorable terms and conditions. The Company's ability to finance acquisitions may be constrained by, among other things, its high degree of leverage. The Indenture significantly limits the Company's ability to make acquisitions and to incur indebtedness in connection with acquisitions. Such transactions commonly involve certain risks, including, among others:

     . the difficulty of assimilating the acquired operations and personnel;

     . the potential disruption of the Company's ongoing business and diversion of resources and management time;

     . the possible inability of management to maintain uniform standards, controls, procedures and policies;

     . the risks of entering markets in which the Company has little or no prior experience; and

     . the potential impairment of relationships with employees or customers as a result of changes in management or business.

     There can be no assurance that any acquisition will be made, that the Company will be able to obtain additional financing needed to finance any acquisition and, if any acquisitions are made, that the acquired business will be successfully integrated into the Company's operations so that the acquired business will perform as expected. The Company has no definitive agreement with respect to any acquisition, although from time to time it has discussions with other companies, including affiliates of the Existing Stockholders, and assesses opportunities on an ongoing basis.

     The Company may also enter into joint venture transactions. These transactions present many of the same risks involved in acquisitions and may also involve the risk that other joint venture partners may have economic, business or legal interests or objectives that are inconsistent with those of the Company. Joint venture partners may also be unable to meet their economic or other obligations, thereby forcing the Company to fulfill these obligations.

Variability of Quarterly Operating Results

     As a result of the limited revenues and significant expenses associated with the expansion and development of its networks and services, the Company anticipates that its operating results could vary from period to period. In addition, the Company's revenues are, and may continue to be, dependent upon certain significant customers and contracts and as a result, may vary from quarter to quarter. See " -- Dependence on Significant Customers."

Control by Members; Conflicts of Interest; Possible Competition

     The Members hold all the limited liability company interests in the Company and have the collective ability to control all matters requiring member approval, including the appointment of representatives (the "Representatives") to the Management Committee of the Company (the "Management Committee").

     All of the Members are in the cable television business and may, now or in the future, provide services which are the same or similar to those provided by the Company. There is no restriction on the Members' ability to compete with the Company and no assurance can be given that the Members will not compete with the Company in its service areas or in the provision of certain telecommunications services. The Company is subject to certain restrictions on offering Residential Services and Content Services. See " -- Limitations on Business Activity." Representatives of the Company who are also directors, officers or employees of the Members are in positions that may create conflicts of interest with respect to certain business opportunities available to, and certain transactions involving, the Company. The Members have not adopted any special voting procedures to deal with such conflicts of interest, and there can be no assurance that any such conflict will be resolved in favor of the Company.

Limitations on Business Activity

     The Company is currently restricted from offering telecommunications services to residences and from providing content services to its customers. The LLC Agreement provides that the Company may not, directly or indirectly (through a subsidiary or affiliate of the Company), without the affirmative vote of all the holders of the Class B limited liability company interests:

     . engage in the business of providing, offering, packaging, marketing, promoting or branding (alone or jointly with or as an agent for other parties) any wireline telecommunications services or other services (including data services) to residences (collectively, "Residential Services"), or

     . engage in the business of producing, packaging, distributing, marketing, hosting, offering, promoting, branding or otherwise providing entertainment, information or any other content services, whether fixed or interactive, or any services incidental thereto (but excluding acting solely as a carrier of video, audio or data of unaffiliated third parties by providing transport services, so long as the Company has no other direct or indirect pecuniary interest in the transmitted information or content) (collectively, "Content Services"), in each case, without the affirmative vote of the Members. If the Reconstitution occurs, the Certificate of Incorporation of the Company will continue the foregoing restrictions for a maximum period of five years from the date of the Reconstitution. Similar restrictions against using fiber capacity licensed from TW Cable under the Capacity License for Residential Services and Content Services extend for the 30 year term of such license. Accordingly, the Capacity License restrictions will apply after the restrictions in the Certificate of Incorporation have terminated. See "Certain Relationships and Related Transactions -- Certain Operating Agreements." Violations of the limitations on business activities of the Company contained in the LLC Agreement, the Certificate of Incorporation or the Capacity License may, subject to the cure period provided in the Capacity License, result in a termination of the Capacity License. Although Management does not believe that the restrictions contained in the LLC Agreement, the Certificate of Incorporation or the Capacity License will materially affect its business and operations in the immediate future, the effect of such restrictions in the rapidly changing telecommunications industry cannot be predicted.

     Similar restrictions against using fiber capacity licensed from TW Cable under the Capacity License for Residential Services and Content Services extend for the 30-year term of such license. Accordingly, the Capacity License restrictions will apply after the restrictions in the Restated Certificate of Incorporation have terminated. See "Certain Relationships and Related Transactions -- Certain Operating Agreements." Violations of the limitations on business activities of the Company contained in the Restated Certificate of Incorporation or the Capacity License may, subject to the cure period provided in the Capacity License, result in a termination of the Capacity License. Although management does not believe that the restrictions contained in the Restated Certificate of Incorporation or the Capacity License will materially affect its business and operations in the immediate future, the effect of such restrictions in the rapidly changing telecommunications industry cannot be predicted.

Discontinuance of Use of "Time Warner" Name

     Pursuant to a License Agreement with TW, the Company is required to discontinue use of the "Time Warner" name upon:

     . expiration of the initial four year term or any renewal term of such agreement,

     . TW's owning Interests having an aggregate participation percentage of less than 30%,

     . TW having the right to appoint less than three Representatives to the Management Committee of the Company,

     . the Company's non-compliance with the restrictions in the LLC Agreement regarding Residential Services and Content Services or

     . the transfer by a Member of its Class B Interests together with its rights to appoint Representatives to the Management Committee under the LLC Agreement.

     Under such circumstances, the Company may change its name to TW Telecom and the Company will no longer have the right to use the "Time Warner" name. Such name change, and the inability to use the "Time Warner" name could have an adverse effect on the Company's ability to conduct its business and on its financial condition and results of operations.

Need to Adapt to Technological Changes

     The telecommunications industry has experienced, and is expected to continue to experience, rapid and significant changes in technology. While the Company believes that, for the foreseeable future, these changes will neither materially affect the continued use of fiber optic cable or digital switches and transmission equipment nor materially hinder the Company's ability to acquire necessary technologies, the effect of technological changes on the Company's business and operations cannot be predicted. The Company believes that its future success will depend, in part, on its ability to anticipate or adapt to such changes and to offer, on a timely basis, services that meet customer demands on a competitive basis. There can be no assurance that the Company will obtain access to new technologies on a timely basis or on satisfactory terms. Any failure by the Company to obtain new technologies could have a material adverse effect on the Company's business, financial condition and results of operations. Also, alternative technologies may develop for the provision of services to customers. The Company may be required to select in advance one technology over another, but it will be impossible to predict with any certainty, at the time the Company is required to make its investment, which technology will prove to be the most economic, efficient or capable of attracting customer usage.

Dependence on Key Personnel

     The Company's business is managed by a small group of key executive officers. The loss of the services of any of these key individuals could have an adverse impact on the Company. Although the senior executives of the Company have considerable experience in the telecommunications industry, they have not previously operated a public company. The Company has employment agreements with each of Ms. Herda, Messrs. Jones, Powers, Rayner, Blount, and Whinery and Ms. Rich. See "Management -- Employment Agreements." The Company does not carry key man life insurance on any of such personnel. The Company believes that its future success will depend in large part on its continued ability to attract and retain highly skilled and qualified personnel. The competition for qualified personnel in the telecommunications industry is intense and, accordingly, there can be no assurance that the Company will be able to hire or retain necessary personnel. See "Management."

Item 2. Properties

     The Company leases network hub sites and other facility locations and sales and administrative offices, substantially all of which are leased from TW Cable, in each of the cities in which it operates networks. During 1996, 1997 and 1998, rental expense for the Company's facilities and offices totaled approximately $3.9 million, $4.7 million and $4.8 million, respectively. The Company owns no material real estate. Management believes that its properties, taken as a whole, are in good operating condition and are suitable and adequate for the Company's business operations. The Company currently leases approximately 130,000 square feet of space in Greenwood Village, Colorado, where its corporate headquarters are located.

Item 3. Legal Proceedings

     The Company is a party to various claims and legal and regulatory proceedings arising in the ordinary course of business. The Company does not believe that such claims or proceedings, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.

                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     During the past three years, except as set forth below, the Company has not sold any securities without registration under the Securities Act. On July 14, 1998, pursuant to a reorganization of the assets and liabilities it business that were previously owned by subsidiaries and divisions of Time Warner Entertainment Company, L.P., Time Warner Entertainment-Advance/Newhouse Partnership and Time Warner Inc., (the "Reorganization"), the Company issued Class B Limited Liability Company Interests having an aggregate participation percentage of 100% to Time Warner Inc. and certain of its subsidiaries, MediaOne Group, Inc. and certain of its subsidiaries and Advance/Newhouse Partnership, in a private placement under Section 4(2) of the Securities Act. There is no established public trading market for the Class B Limited Liability Company Interests. The Company plans to retain all earnings for investment in its business and does not plan to pay dividends at any time in the foreseeable future.

     The Company sold $400.0 million principal amount of Notes on July 21, 1998. Net proceeds from the offering were $387.5 million, of which the Company has used $32.5 million as of December 31, 1998 for shortfalls in cash flow and capital expenditures. The balance was invested in high quality marketable securities.

     In 1998, the Company issued options to purchase 6,115,250 Class A Units to employees of the Company under the Company's 1998 Option Plan, in a private placement under Section 4(2) of the Securities Act of 1933.

Item 6.  Selected Financial Data

              Selected Combined Financial and Other Operating Data

     The following table is derived in part from the audited combined financial statements of the Company. The financial statements of the Company for all periods prior to the Reorganization that occurred on July 14, 1998 reflect the "carved out" historical financial position, results of operations, cash flows and changes in members' equity of the commercial telecommunications operations of predecessors of the Company, as if they had been operating as a separate company. The 1998 financial information reflects the offering of $400 million in debt issued in July 1998. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited combined financial statements and the notes thereto.

                                                                          Years Ended December 31,
                                                        ------------------------------------------------------------
                                                           1994        1995        1996        1997         1998
                                                        ----------  ----------  ----------  -----------  -----------
                                                         (in thousands, except per share and operating data amounts)
Statement of Operations Data:
Revenues:
             Dedicated transport services               $   2,169   $   6,505   $  20,362   $   44,529   $   84,024
             Switched services                                 --         350       3,555       10,872       37,848
                                                        ---------   ---------   ---------   ----------   ----------
                 Total revenues                             2,169       6,855      23,917       55,401      121,872
                                                        ---------   ---------   ---------   ----------   ----------
Costs and expenses:
             Operating (1)                                 10,454      15,106      25,715       40,349       67,153
             Selling, general and administrative (1)       26,066      34,222      60,366       54,640       77,401
             Depreciation and
             amortization (1)                               1,213       7,216      22,353       38,466       50,717
                                                        ---------   ---------   ---------   ----------   ----------
                 Total costs and expenses                  37,733      56,544     108,434      133,455      195,271
                                                        ---------   ---------   ---------   ----------   ----------
Operating loss                                            (35,564)    (49,689)    (84,517)     (78,054)     (73,399)
Gain on disposition of investments (2)                         --          --          --       11,018           --
Equity in income (losses) of
  unconsolidated affiliates                                (1,611)     (1,391)     (1,547)      (2,082)         127
Interest income                                                --          --          --           --        9,731
Interest and other, net (1)                                    (3)        (25)        (52)      (1,538)     (29,198)
                                                        ---------   ---------   ---------   ----------   ----------
Net loss                                                $ (37,178)  $ (51,105)  $ (86,116)  $  (70,656)   ($ 92,739)
                                                        =========   =========   =========   ==========   ==========

Other Operating Data:
EBITDA (3)                                              $ (34,351)  $ (42,473)  $ (62,164)  $  (39,588)  $  (22,682)
EBITDA Margin (4)                                        (1,583.7)%    (619.6)%    (259.9)%      (71.5)%      (18.6)%
Capital expenditures                                       50,293     141,479     144,815      127,315      126,023
Cash provided (used) by operations                        (14,873)    (35,605)    (52,274)     (29,419)        (343)
Cash used in investing activities                         (52,632)   (145,293)   (149,190)    (120,621)    (378,083)
Cash provided by financing activities                      67,505     180,898     201,464      150,040      483,566


Operating Data (5):
Operating Networks                                              8          15          18           19           19
Route miles                                                   880       3,207       5,010        5,913        6,968
Fiber miles                                                24,995     116,286     198,490      233,488      272,390
Voice grade equivalent circuits                            39,002     158,572     687,001    1,702,431    2,953,454
Digital telephone switches                                     --           1           2           14           16
Employees                                                     239         508         673          714          919
Access lines                                                   --         493       2,793       16,078       78,036

Balance Sheet Data:
Cash and cash equivalents                               $      --   $      --   $      --   $       --   $  105,140
Marketable securities                                          --          --          --           --      250,857
Property, plant and
equipment, net                                             53,139     199,005     323,161      415,158      494,158
Total assets                                               60,604     214,963     341,480      438,077      904,344
Long-term debt (6)                                             --          --          --       75,475      574,940
Total members' equity                                      33,749     179,589     294,937      300,390      207,651

                                                        (footnotes on next page)

(1) Includes expenses resulting from transactions with affiliates of $1.9 million in 1994, $6.5 million in 1995, $12.4 million in 1996, $17.1 million in 1997 and $27.7 million in 1998, respectively. See note 7 to the Company's financial statements appearing elsewhere in this report for an explanation of these expenses.
(2) In September 1997, the Company completed a series of transactions related to its interests in the Hyperion Partnerships, a group of unconsolidated telecommunication partnerships serving the New York area, whereby it sold its interests in the partnerships serving the Buffalo and Syracuse markets in exchange for $7.0 million of cash and all of the minority interests in the partnerships serving the Albany and Binghamton markets that were not already owned by the Company. In connection with these transactions, the Company recognized a gain of approximately $11.0 million.
(3) "EBITDA" is defined as operating income (loss) before depreciation and amortization expense. It does not include charges for interest expense or provision for income taxes. Accordingly, EBITDA is not intended to replace operating income, net income, cash flow and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles. Rather, EBITDA is a measure of operating performance and liquidity that may be considered in addition to those measures. The Company believes that EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-operating and one-time charges to earnings. EBITDA is used internally by the company's management to assess on-going operations and is a component of a covenant of the Notes that limits the Company's ability to incur certain additional future indebtedness. However, EBITDA as used herein may not be comparable to similarly titles measures reported by other companies due to differences in accounting policies.
(4)  EBITDA Margin represents EBITDA as a percentage of revenues.
(5) Includes all managed properties including unconsolidated affiliates (MetroComm AxS, L.P. in Columbus, Ohio and the Albany and Binghamton, New York networks). Albany and Binghamton were wholly owned at December 31, 1997.
(6) As of December 31, 1998, long-term debt consisted of (a) $400.0 million principal amount of the Notes and (b) $174.9 million principal amount of subordinated loans payable to the Parent Companies.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis should be read in conjunction with the Company's financial statements, including the notes thereto, appearing elsewhere in this report. Certain information contained in the discussion and analysis set forth below and elsewhere in this report, including information with respect to the Company's plans and strategy for its business and related financing, includes forward-looking statements that involve risk and uncertainties. See "Factors That Could Affect Future Performance" for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.

Overview

     The Company is a leading fiber facilities-based CLEC in selected metropolitan markets across the United States, offering a wide range of business telephony services, primarily to medium- and large-sized business customers. The business of the Company was commenced in 1993 by TW Cable and reflects the combined commercial telecommunications operations under the ownership or management control of TW Cable. These operations consist of the commercial telecommunication operations of TW and TWE-A/N that were each acquired or formed in 1995, as well as the pre-existing commercial telecommunication operations of TWE. All intercompany accounts and transactions between the combined entities have been eliminated.

     The Company was recently formed in connection with a reorganization (the "Reorganization") of the assets and liabilities of its business, which were previously owned by subsidiaries and divisions of TWE, TWE-A/N and Time Warner (together, the "Parent Companies"). The Reorganization was consummated on July 14, 1998. In connection with the Reorganization, the assets and liabilities of the Company's business were contributed to the Company by the Parent Companies and in connection therewith, Time Warner, MediaOne and Newhouse received 61.9%, 18.9,% and 19.2%, respectively, of the limited liability company interests in the Company (all in the form of Class B Limited Liability Company Interests). The Company accounted for the Reorganization at each of the Members' historical cost basis of accounting and accordingly, the Reorganization had no effect on the Company's total members' equity which has been presented on a consistent basis.

     The majority of the Company's revenues have been derived from the provision of "private line" and "direct access" telecommunications services. Because the Company has deployed switches in 16 of its 19 service areas as of December 31, 1998, management expects that a growing portion of its revenues will be derived from providing switched services. The Company's customers are principally telecommunications-intensive business end-users, IXCs, ISPs, wireless communications companies and governmental entities. Such customers are offered a wide range of integrated telecommunications products and services, including dedicated transmission, local switched, data and video transmission services and internet services. In addition, the Company benefits from its strategic relationship with TW Cable both through network facilities access and cost-sharing. As a result, the Company's networks have been constructed primarily through the use of fiber capacity licensed from TW Cable. As of December 31, 1998, the Company operated networks in 19 metropolitan areas that spanned 6,968 route miles, contained 272,390 fiber glass miles and offered service to 4,321 buildings. The Company's 19 service areas include 18 networks that are wholly owned and one that is owned through a 50% joint venture and is not combined with the Company's financial results. The Company's combined revenues were $55.4 million and $121.9 million for the years ended December 31, 1997 and 1998, respectively. As of December 31, 1998, the Parent Companies had invested $555.8 million in equity and $174.9 million in debt in the Company.

     The Company's revenues have been derived primarily from business telephony services, including dedicated transmission, local switched, long distance, data and video transmission services and certain high-speed dedicated internet access services. Since its inception in 1993, the Company has experienced significant growth in revenues and in the geographic scope of its operations. Management believes an increasing portion of the Company's future growth will come from the provision of local switched services as a result of the 16 switches deployed as of December 31, 1998. The Company believes that switched services provide the opportunity for higher profit margins and better utilization of capital investment than those expected from transport services. The shift of the revenue growth to switched services may cause the Company's revenues to become less predictable since a portion of such services are billed to customers on a usage basis. Dedicated transport customers are typically billed a flat monthly rate which produces a less variable stream of revenues for the Company. Furthermore, it is expected that the growth in the switched service offerings will expand the Company's customer base by making more services available to customers that are generally smaller than those who purchase dedicated transport services. These smaller customers are also expected to be the principal users of the Company's long distance services (which were launched in the third quarter of 1998) and high-speed dedicated internet access services. The Company expects to experience a higher churn rate for these customers than it has traditionally experienced with transport services. The Company intends to minimize this churn for long distance and internet services to smaller customers by offering such service under minimum one-year contracts.

     The Company plans to expand its revenue base by fully utilizing available network capacity in its existing markets and by continuing to develop and selectively tailor new services in competitively-priced packages to meet the needs of its medium- and large-sized business customers. The Company plans on selectively entering new markets and intends to have networks under construction or operational in 3 additional cities by the end of 1999. The Company has signed a combination of long-term conduit and dark fiber leases in Dallas, Texas and Jersey City, New Jersey and plans to commence offering fiber based telephone services in those markets during the third quarter of 1999. The third city has not yet been selected.

     Operating expenses consist of costs directly related to the operation and maintenance of the networks and the provision of the Company's services. This includes the salaries and related expenses of operations and engineering personnel as well as costs from the ILECs and other competitors for facility leases and interconnection. These costs have increased over time as the Company has increased its operations and revenues. It is expected that these costs will continue to increase, but at a slower rate than revenue growth.

     Selling, general and administrative expenses consist of salaries and related costs for employees other than those involved in operations and engineering. Such expenses also include costs related to non-technical facilities, sales and marketing, regulatory and legal costs. These costs have increased over time as the Company has increased its operations and revenues. The Company expects these costs to continue to increase as the Company's revenue growth continues, but at a slower rate than revenue growth.

     In the normal course of conducting its businesses, the Company engages in various transactions with the, generally on terms resulting from negotiation between the affected units that, in management's view, result in reasonable allocations. In connection with the Reorganization, the Company entered into several contracts with the Parent Companies in respect of certain of these transactions. See "Certain Relationships and Related Transactions -- Certain Operating Agreements." The Company's selling, general and administrative expenses include charges allocated from the Parent Companies for certain general and administrative expenses, primarily including office rent and overhead charges for various administrative functions performed by TW Cable. These charges are required to reflect all costs of doing business and are based on various methods, which management believes result in reasonable allocations of such costs that are necessary to present the Company's operations as if they are operated on a stand alone basis. In addition, the Company licenses the right to use the majority of its fiber optic cable capacity from TW Cable and reimburses it for facility maintenance and pole rental costs. These costs are included in the Company's operating expense. Finally, effective July 1, 1997 through July 14, 1998, all of the Company's financing requirements were funded with loans from the Parent Companies. These loans are subordinated in right of payment to the Notes, bear interest (payable in kind) at an annual rate equal to The Chase Manhattan Bank's prime lending rate as in effect from time-to-time and mature on August 15, 2008. The Company believes that this rate is comparable to rates that could have been obtained from unrelated third parties. The Parent Companies and the Members are not obligated to make additional equity investments in or loans to the Company.

     The Company expects that the net proceeds received from the sale on July 21, 1998, of $400.0 million principal amount of Notes and internally generated funds, will provide sufficient funds for the Company to expand its business as currently planned, pay interest on the Notes and to fund its currently expected working capital needs through the middle of 2000. Thereafter, the Company expects to require additional financing. However, in the event that the Company's plans or assumptions change or prove to be inaccurate, or if the Company consummates acquisitions or joint ventures, the Company may be required to seek additional capital sooner than currently anticipated.

     The Company has not historically, and does not currently, generate positive operating cash flow. However, for the year ended December 31, 1998, 16 of the Company's 19 service areas generated positive operating cash flow before corporate allocations and the Company, as a whole, expects to begin generating positive EBITDA during the second quarter of 1999. The following comparative discussion of the results of financial condition and results of operations of the Company includes an analysis of changes in revenues and EBITDA. EBITDA does not include charges for interest expense or provisions for income taxes. Accordingly, EBITDA is not intended to replace operating income, net income, cash flow and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles. Rather, EBITDA is a measure of operating performance and liquidity that should be considered in addition to those measures. The Company believes that EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors and other interested parties in the telecommunications industry. However, EBITDA as used herein may not be comparable to similarly titled measures reported by other companies.

     The Company has had and will continue to have significant capital expenditures. These expenditures pertain to the historical construction and expansion of the networks and to the future expansion of the existing networks as well as the construction of new networks.

Results of Operations

     The following table sets forth certain combined statement of operations data of the Company, in thousands of dollars and expressed as a percentage of revenues, for each of the periods presented. This table should be read in conjunction with the Company's financial statements, including the notes thereto, appearing elsewhere in this report:


                                                          Years Ended December 31,
                                         -----------------------------------------------------------
                                              1996                 1997                 1998
                                              ----                 ----                 ----
                                                  (in thousands, except per share amounts)
Statement of Operations Data:
Revenues:
     Dedicated transport services......  $  20,362     85.1%  $  44,529     80.4%  $  84,024   68.9%
     Switched services.................      3,555     14.9      10,872     19.6      37,848    31.1
                                         ---------   ------   ---------   ------   ---------   ----
     Total revenues....................     23,917    100.0      55,401    100.0     121,872   100.0
Costs and expenses:
     Operating (1).....................     25,715    107.5      40,349     72.8      67,153    55.1
     Selling, general and
     administrative (1)................     60,366    252.4      54,640     98.6      77,401    63.5
     Depreciation and
     amortization (1)..................     22,353     93.5      38,466     69.4      50,717    41.6
                                         ---------   ------   ---------   ------   ---------   ----
     Total costs and expenses..........    108,434    453.4     133,455    240.8     195,271   160.2
Operating loss                             (84,517)  (353.4)    (78,054)  (140.8)    (73,399)  (60.2)
Gain on disposition of
  investments (2)......................         --       --      11,018     19.9          --      --
Equity in gains (losses)
  of unconsolidated affiliates.........     (1,547)    (6.5)     (2,082)    (3.8)        127      --
Interest income........................         --       --          --       --       9,731     8.0
Interest and other, net (1)............        (52)     (.2)     (1,538)    (2.8)    (29,198)  (23.9)
                                         ---------   ------   ---------   ------   ---------   ----
Net loss...............................  $ (86,116)  (360.1)% $ (70,656)  (127.5)% $ (92,739)  (76.1)%
                                         =========   ======   =========   ======   =========   ====

Basic and diluted loss
  per common share
Average common shares outstanding
EBITDA (3).............................  $ (62,164)  (259.9)% $ (39,588)   (71.5)% $ (22,682)  (18.6)%
Cash provided (used) by operations         (52,274)             (29,419)                (343)
Cash used in investing activities         (149,190)            (120,621)            (378,083)
Cash provided by financing activities      201,464              150,040              483,566

(1) Includes expenses resulting from transactions with affiliates of $12.4 million in 1996, $17.1 million in 1997 and $27.7 million in 1998.
(2) In September 1997, the Company completed a series of transactions related to its interests in the Hyperion Partnerships, a group of unconsolidated telecommunication partnerships serving the New York area (the "Hyperion Partnerships"), whereby it sold its interests in the partnerships serving the Buffalo and Syracuse markets in exchange for $7.0 million of cash and all of the minority interests in the partnerships serving the Albany and Binghamton markets that were not already owned by the Company (collectively, the "Hyperion Transactions"). In connection with these transactions, the Company recognized a gain of approximately $11.0 million.
(3) "EBITDA" is defined as operating income (loss) before depreciation and amortization expense. It does not include charges for interest expense or provision for income taxes. Accordingly, EBITDA is not intended to replace operating income, net income, cash flow and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles. Rather, EBITDA is a measure of operating performance and liquidity that may be considered in addition to those measures. The Company believes that EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-operating and one-time charges to earnings. EBITDA is used internally by the company's management to assess on-going operations and is a component of a covenant of the Notes that limits the Company's ability to incur certain additional future indebtedness. However, EBITDA as used herein may not be comparable to similarly titles measures reported by other companies due to differences in accounting policies.

Year Ended December 31, 1998 Compared To Year Ended December 31, 1997

     Revenues. Revenues increased $66.5 million, or 120.0%, to $121.9 million for the year ended December 31, 1998, from $55.4 million for the same period in 1997. Revenues from the provision of dedicated transport services increased $39.5 million, or 88.7%, to $84.0 million for the year ended December 31, 1998, from $44.5 million for the same period in 1997. Switched service revenue increased $27.0 million, or 248.1%, to $37.8 million for the year ended December 31, 1998, from $10.9 million for the same period in 1997. The increase in revenues from dedicated transport services primarily reflects growth of services and new products offered in existing markets. The increase in switched services resulted from the offering of services in new markets and the growth of services in existing markets including reciprocal compensation. Reciprocal compensation represented 8.3% and 8.6% of total revenues for the years ended December 31, 1998 and 1997 respectively. At December 31, 1998, the Company offered dedicated transport services in 19 metropolitan areas, 16 of which also offered switched services, as compared to offering dedicated transport services in 19 metropolitan areas, 14 of which also offered switched services at December 31, 1997. The consolidated metropolitan areas do not include MetroComm AxS, L.P., a 50% owned entity of the Company.

     Operating Expenses. Operating expenses increased $26.8 million, or 66.4%, to $67.2 million for the year ended December 31, 1998, from $40.3 million for the same period in 1997. The increase in operating expenses was primarily attributable to the Company's expansion of its business, principally switched services, and the ongoing development of existing markets resulting in higher LEC charges for circuit leases and interconnection, higher technical personnel costs, and higher data processing costs. As a percentage of revenues, operating expenses decreased to 55.1% in 1998 from 72.8% for the same period in 1997.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $22.8 million, or 41.7%, to $77.4 million for the year ended December 31, 1998, from $54.6 million for the same period in 1997. The increase in selling, general and administrative expenses was primarily attributable to higher direct sales costs associated with the increase in revenues, higher property taxes, an increase in consulting expenses relating to local regulatory matters, the implementation of new billing and system software, and an increase in the provision for doubtful accounts related to the increase in revenue. As a percentage of revenues, selling, general and administrative expenses decreased to 63.5% in 1998 from 98.6% for the same period in 1997.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased $12.2 million, or 31.8%, to $50.7 million for the year ended December 31, 1998, from $38.5 million for the same period in 1997. The increase in depreciation and amortization expense was primarily attributable to higher capital expenditures related to the ongoing construction and expansion of the Company's telecommunications networks in both 1997 and 1998. As a percentage of revenues, depreciation and amortization expenses decreased to 41.6% in 1998, from 69.4% for the same period in 1997.

     EBITDA. The EBITDA loss for the year ended December 31, 1998 decreased $16.9 million, or 42.7%, to a loss of $22.7 million in 1998, from a loss of $39.6 million for the same period in 1997. This improvement was primarily the result of increased revenues due to the Company's expansion of local telecommunications networks in new and existing markets and growth of the Company's customer base, partially offset by higher operating expenses in support of the larger customer base, and higher selling, general and administrative expenses required to support the expansion.

     Interest Expense. Effective July 1, 1997 through July 14, 1998, all of the Company's financing requirements were funded with loans from the Parent Companies. On July 21, 1998, the Company issued $400.0 million in Notes. Interest expense relating to these loans and Notes totaled $29.2 million for the year ended December 31, 1998, an increase of $27.7 million compared to the same period in 1997.

     Net Loss. Net loss increased $22.1 million, or 31.3%, to $92.7 million for the year ended December 31, 1998, from a net loss of $70.7 million for the same period in 1997. This increase resulted from higher depreciation and amortization expenses relating to the Company's expansion of telecommunications networks in new and existing markets, as well as interest expense relating to the subordinated loans payable to the Parent Companies and the Notes.

Year Ended December 31, 1997 Compared To Year Ended December 31, 1996

     Revenues. Revenues increased $31.5 million, or 131.6%, to $55.4 million in 1997, from $23.9 million in 1996. Revenues from the provision of dedicated transport services increased $24.1 million, or 118.7%, to $44.5 million in 1997, from $20.4 million in 1996. Revenues from dedicated transport service increased 115.9% in those markets in which dedicated transport services were offered as of December 31, 1996. Switched service revenues increased $7.3 million, or 205.8%, to $10.9 million in 1997, from $3.6 million in 1996. Switched services revenues increased 183.9% in those markets in which switched services were offered as of December 31, 1996. The increase in revenues from dedicated transport services primarily reflected growth of services offered in existing markets. The increase in switched services resulted from the offering of services in new markets and the growth of services in existing markets including reciprocal compensation. Reciprocal compensation represented 8.6% and 7.4% of total revenues for the years ended 1997 and 1996 respectively At December 31, 1997, the Company offered dedicated transport services in 18 consolidated metropolitan areas, 14 of which also offered switched services, as compared to offering dedicated transport services in 15 consolidated metropolitan areas, 2 of which also offered switched services at December 31, 1996.

     Operating Expenses. Operating expenses increased $14.6 million, or 56.9%, to $40.3 million in 1997, from $25.7 million in 1996. The increase in operating expenses was primarily attributable to the Company's expansion of its business, principally switched services, and the ongoing development of existing markets resulting in higher technical personnel costs, higher LEC charges for circuit leases and interconnection and higher data processing costs. As a percentage of revenues, operating expenses decreased to 72.8% in 1997 from 107.5% in 1996.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $5.8 million, or 9.5%, to $54.6 million in 1997, from $60.4 million in 1996. The decrease in selling, general and administrative expenses was primarily attributable to the absence of a $5.5 million charge recorded in 1996 to terminate certain employees as a result of the Company's reorganization at the end of 1996 as well as the on-going cost reduction due to lower employee headcount, partially offset by higher direct sales costs associated with the increase in revenues. As a percentage of revenues, selling, general and administrative expenses decreased to 98.6% in 1997 from 252.4% in 1996.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased $16.1 million, or 72.1%, to $38.5 million in 1997, from $22.4 million in 1996. The increase in depreciation and amortization expense was primarily attributable to higher capital expenditures related to the ongoing construction and expansion of the Company's telecommunications networks in both 1997 and 1996. As a percentage of revenues, depreciation and amortization expenses decreased to 69.4% for 1997 from 93.5% for the same period in 1996.

     Gain on Disposition of Investments. In September 1997, the Company completed the Hyperion Transactions. In connection with these transactions, the Company recognized a gain of approximately $11.0 million.

     EBITDA. The EBITDA loss in 1997 decreased $22.6 million, or 36.3%, to $39.6 million, from a loss of $62.2 million in 1996. This improvement was primarily the result of increased revenues due to the Company's expansion of local telecommunications networks in new and existing markets and growth of the Company's customer base, partially offset by higher operating expenses in support of the larger customer base.

     Interest and Other, Net. Effective July 1, 1997 all of the Company's financing requirements were funded with loans from the Parent Companies. Interest expense relating to these loans totaled approximately $1.5 million in 1997.

     Net loss. Net loss decreased $15.4 million, or 18.0%, to $70.7 million in 1997, from a net loss of $86.1 million in 1996. This improvement principally resulted from the one-time $11.0 million gain resulting from the Hyperion Transactions and from increased revenues generated by the Company's expanded networks, partially offset by increased operating and depreciation and amortization expenses relating to the Company's expansion of telecommunications networks in new and existing markets.

Liquidity And Capital Resources

     Cash Flows. For the year ended December 31, 1998, the Company's cash used by operations was $343,000 as compared to cash used in operations of $29.4 million for the year ended December 31, 1997. This increase in cash provided by operations of $29.1 million principally resulted from lower EBITDA losses and working capital requirements in 1998. The Company expects to continue to have operating cash flow deficiencies for the near future as it develops and expands its business.

     For the year ended December 31, 1997, the Company's cash used in operations decreased to $29.4 million from $52.3 million for the year ended December 31, 1996. This decrease in cash used in operations of $22.9 million principally resulted from lower EBITDA losses during 1997.

     Cash used in investing activities increased $257.5 million to $378.1 million in 1998, as compared to $120.6 million in 1997. The increase was primarily due to higher purchases of marketable securities of $286.4 million and lower investment proceeds of $7.0 million. The Company did not receive any proceeds from the sale of investments in 1998.

     Cash used in investing activities decreased $28.6 million to $120.6 million in 1997, as compared to $149.2 million in 1996. This decrease resulted principally from lower capital expenditures due to a slower rate of expansion and $7.0 million of cash proceeds received in 1997 relating to the Hyperion Transactions. As discussed more fully above, the Company has made substantial capital expenditures in order to develop and expand its business.

     Cash provided by financing activities in 1998 reflected the receipt of interest bearing subordinated loans from the Parent Companies amounting to $96.1 million and net proceeds from the sale of the Notes of $387.5 million. Prior to July 1, 1997, the Company's cash flow deficiencies were entirely funded by non-interest bearing capital contributions from the Parent Companies. In 1997, cash provided by financing activities reflected the receipt of interest bearing loans from the Parent Companies of $73.9 million, and net capital contributions from the Parent Companies of $76.1 million. The total increase in cash provided by financing activities of $333.5 million was primarily due to the proceeds from the sale of the Notes.

     Cash provided by financing activities reflected the receipt of non-interest bearing capital contributions from the Parent Companies to fund the Company's cash flow deficiencies through June 30, 1997. Effective July 1, 1997 through July 14, 1998, all of the Company's financing requirements were funded with interest-bearing loans from the Parent Companies. The loans from the Parent Companies are subordinated in right of payment to the Notes, bear interest (payable in kind) at an annual rate equal to The Chase Manhattan Bank's prime lending rate as in effect from time-to-time and mature on August 15, 2008, one month after the maturity of the Notes. The aggregate of net capital contributions and loans from the Parent Companies decreased $51.5 million to $150.0 million in 1997 as compared to $201.5 million in 1996. This decrease was primarily due to lower cash funding requirements principally due to operating cash flow associated with the Company's expansion of its customer base and services in new and existing markets and lower capital expenditure requirements.

     Financing. Historically, the Company did not maintain cash balances since all the Company's funding requirements were provided by the Parent Companies. The proceeds from the Offering after repayment of subordinated indebtedness to the Parent Companies, together with the net proceeds from the sale of the Notes and cash flow from operations, are expected to fund the Company's future cash requirements through the middle of 2000. The Parent Companies and the Members are not under any obligation to make any additional equity investments in or loans to the Company. At a future date, the Company may negotiate a bank credit facility to provide it with working capital and enhance its financial flexibility. There can be no assurance that such financing will be available on terms acceptable to the Company or at all.

     The development of the Company's business and the installation and expansion of the Company's communications networks, combined with the development and operation of the Company's network operations center ("NOC"), have resulted in substantial capital expenditures. These capital expenditures, as well as the Company's historical operating losses, have resulted in substantial negative cash flow for the Company since inception in 1993. Funding of this historical cash flow deficiency has been primarily accomplished through the receipt of capital contributions from the Parent Companies through June 30, 1997. From July 1, 1997 through July 14, 1998, the deficiency has been funded through interest bearing loans from the Parent Companies. Thereafter, the Company expects cash flow deficiencies to be funded with the proceeds of the Notes and future financings as described above. This indebtedness to the Parent Companies is subordinated in right of payment to the Notes, bears interest (payable in kind) at an annual rate equal to The Chase Manhattan Bank's prime lending rate as in effect from time-to-time and matures on August 15, 2008, one month after the maturity of the Notes. In addition, the Notes provide that the proceeds of an equity offering may be used to repay subordinated indebtedness to the Parent Companies. The amounts due to the Parent Companies, including interest accrued thereon, under this funding arrangement was $174.9 million and $75.5 million as of December 31, 1998 and 1997, respectively. Combined capital balances, which include all capital contributions from the Parent Companies, have remained at $555.8 million since June 30, 1997.

     On July 21, 1998, the Company issued $400.0 million principal amount in Notes. Interest on the Notes is payable semiannually on January 15 and July 15, beginning on January 15, 1999. The net proceeds from the sale of the Notes were immediately invested in short term investments.

     The Company expects that its future cash requirements will principally be for working capital, capital expenditures and to fund its operating losses. The Company expects that the net proceeds of the sale of the Notes and internally generated funds will provide sufficient funds for the Company to meet the Company's expected capital and liquidity needs to expand its business as currently planned, pay interest on the Notes and to fund its currently expected losses through the middle of 2000. Thereafter, the Company expects to require additional financing. However, in the event that the Company's plans or assumptions change or prove to be inaccurate, or the foregoing sources of funds prove to be insufficient to fund the Company's growth and operations, or if the Company consummates acquisitions or joint ventures, the Company may be required to seek additional capital sooner than currently anticipated. The Company's revenues and costs are dependent upon factors that are not within the Company's control, such as regulatory changes, changes in technology and increased competition. Due to the uncertainty of these and other factors, actual revenues and costs may vary from expected amounts, possibly to a material degree, and such variations are likely to affect the level of the Company's future capital expenditures and expansion plans. Sources of financing may include public or private debt or equity financing by the Company or its subsidiaries or other financing arrangements.

     Capital Expenditures. The facilities-based telecommunications service business is a capital intensive business. The Company's operations have required and will continue to require substantial capital investment for: (i) the purchase and installation of switches, electronics, fiber and other technologies in existing networks and in additional networks to be constructed in new service areas; and (ii) the acquisition and expansion of networks currently owned and operated by other companies. The Company's expected capital expenditures for general corporate and working capital purposes include (i) expenditures with respect to the Company's management information system and corporate service support infrastructure and (ii) operating and administrative expenses with respect to new networks and debt service. The Company plans to make substantial capital investments in connection with the deployment of switches in all of its existing networks, and plans to construct and develop new networks. Expansion of the Company's networks will include the geographic expansion of the Company's existing operations and will consider the development of new markets. In addition, the Company may acquire existing networks in the future.

     During the year ended 1998, capital expenditures were $126.0 million, a decrease of $1.3 million from the year ended 1997. The largest commitment of capital was related to the installation of transport and switch related electronics to support the increase in sales activity and the addition of 1,055 route miles of fiber. During the year ended December 31, 1997, capital expenditures were $127.3 million, a decrease of $17.5 million from $144.8 million in 1996. The decrease was principally due to a slower rate of expansion into new markets in 1997. Based on historic capital requirements for network construction in relation to sales volumes and network expansion plans, the Company anticipates it will commit approximately $350.0 million over the next two years to fund its capital expenditures. See "Certain Relationships and Related Transactions -- Certain Operating Agreements."

Year 2000

     The Company is currently working to resolve the potential impact of the Year 2000 on the processing of time-sensitive information by its computerized information systems. Year 2000 issues may arise if computer programs have been written using two digits (rather than four) to define the applicable year. In such case, programs that have time-sensitive logic may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. The Company utilizes a number of computer programs across its entire operation. Year 2000 issues could impact the Company's information systems as well as computer hardware and equipment that is part of its telephony network such as switches, termination devices and SONET rings that may contain embedded software or "firmware."

     The Company's exposure to potential Year 2000 problems exists in two general areas: technological operations in the sole control of the Company, and technological operations dependent in some way on one or more third parties. The majority of the Company's exposure to potential Year 2000 problems is in the latter area where the situation is much less within the Company's ability to predict or control. The Company's business is heavily dependent on third parties, many of whom are themselves heavily dependent on technology. For example, like all other telecommunications providers, the Company must interconnect its networks with other carriers and service providers in order to provide end-to-end service to customers. The Company cannot control the Year 2000 readiness of those parties but, to the extent practicable, the Company plans to assess its interfaces with them and to work with those parties to resolve any difficulties. In some cases, the Company's third party dependence is on vendors of technology who are themselves working towards solutions to Year 2000 problems, such as suppliers of software systems for billing, ordering and other key business operations. See "Factors That Could Affect Future Performance--Dependence on Information and Billing Systems."

     The Company has developed a Year 2000 action plan to address identification and assessment of potential Year 2000 issues, remediation, testing and implementation of any corrected software or firmware. The Company has completed the first phase of such action plan which involved making the Company's internal organizations aware of Year 2000 issues and assigning responsibility internally for the Year 2000 readiness program. The Company has also completed the assessment phase of its plan which involves an inventory and review of software and equipment used in the Company's operations in order to determine the Year 2000 readiness of that software and equipment and the identification of remediation measures that could be taken on a timely basis to alter, validate or replace time-sensitive and date-sensitive software and equipment.

     In the course of the assessment process the Company determined that all of the equipment comprising its telephony networks depends on software or firmware that is already represented by its vendor to be Year 2000 ready. The Company has completed its own validation testing of approximately 90% of that equipment, including its switches, to verify the vendors' representations. On the basis of the test results, the Company believes that such equipment will continue to accurately recognize and process date information on and after January 1, 2000. The Company is developing test and verification plans for the remainder of its equipment, applications and systems. The Company intends to complete the verification process for transport network equipment by the end of April 1999.

     The Company has already begun implementing certain remedial measures and intends to complete its remediation efforts with respect to technological operations within its sole control prior to any anticipated material impact on its computerized information systems. The Company's early Year 2000 planning took into account the Company's plans to replace, in the normal course of business in 1999, many of the computer programs used by key business operations and its financial systems. The specifications for these new systems are all Year 2000 compliant, but would require validation testing by the Company to verify the Year 2000 readiness of those systems. The Company anticipates that some back office systems for ordering, workflow management, service design and trouble management may be delayed in implementation so that it may not be possible to test these systems before the fourth quarter of 1999. The Company's Year 2000 action plan currently includes a moratorium on the installation of new hardware or software systems during the last 60 to 90 days of 1999 in order to avoid the possible creation of new Year 2000 issues during that period and to allow the Company's information technologies personnel to focus on contingency planning. Therefore, the implementation of these new systems may not occur until the first quarter of 2000. As a result, the Company is in the process of testing and remediating the back office systems that would have been replaced by the new systems and plans to complete validation testing of the remediated systems during the third quarter of 1999.

     Costs of addressing potential Year 2000 problems have not been material to date and, based on preliminary information gathered to date from the Company, its customers and vendors, are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods.

     Total 1998 costs incurred with respect to Year 2000 issues were approximately $115,000. Based on the Company's current Year 2000 action plan, the Company expects that 1999 costs will be approximately $2.0 million. The majority of the estimated 1999 costs represent the costs of personnel who will conduct verification testing of equipment and software, costs of out-sourcing the testing of some existing software systems, test equipment and costs for replacement of certain personal computers. These costs do not include the cost of replacing systems, the replacement of which is not being accelerated due to Year 2000 issues, or the costs of software maintenance contracts that the Company would have entered into in the normal course of business. In some cases Year 2000 compliant upgrades to third party software systems licensed to the Company are being supplied under these maintenance agreements. However, the Company's Year 2000 costs could exceed these estimates if third party equipment or software do not perform as represented, additional unanticipated Year 2000 issues arise or planned remediation efforts are unsuccessful.

     The Company is in the process of developing specific contingency plans in the event that unanticipated problems arise from Year 2000 issues, including plans for extra staffing and surveillance of operations at year end, prioritization of systems for restoral and manual work-arounds for automated processes. As part of this process, the Company is examining its existing emergency procedures to determine how those procedures could meet the demand of failures resulting from Year 2000-related problems. The Company also plans to conduct tests of its contingency plans by simulating interruptions in a test laboratory which reproduces the Company's switch and transport environments.

     Management believes that it has established a sound program to resolve significant Year 2000 issues within its sole control in a timely manner and that the Company has made satisfactory progress in addressing issues dependent on third parties. However, the Company's Year 2000 program is not yet complete. The Company's failure to correctly identify and remediate all Year 2000 issues within its control or the failure of suppliers or other third parties with which the Company interconnects to address their Year 2000 issues could pose various risks to the Company. Those risks may include the possibility of interruptions to the Company's basic services and difficulties in passing traffic to or receiving traffic from other carriers, detecting and resolving trouble in the networks, provisioning new service to customers, billing customers and other carriers and collecting revenues. These impacts as well as disruptions experienced by other parties could result in material adverse consequences to the Company, including loss of revenue and substantial unanticipated costs, the amounts of which cannot reasonably be estimated at this time.

Effects Of Inflation

     Historically, inflation has not had a material effect on the Company.

Caution Concerning Forward-Looking Statements

     The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This document, together with management's public commentary related thereto, contains such "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, EBITDA and cash flow. Words such as "anticipate," "estimate," "expects," "projects," "intends," "plans," "believes" and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements. Those forward-looking statements are management's present expectation of future events. As with any projection or forecast, they are inherently susceptible to changes in circumstances, and the Company is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements despite such changes.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The Company's interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on the Company's cash equivalents and marketable securities as well as interest paid on its borrowings. To mitigate the impact of fluctuations in interest rates, the Company generally enters into fixed rate investing and borrowing arrangements.

     The following table provides information at December 31, 1998 about the Company's financial instruments that are sensitive to changes in interest rates. For investment securities and debt obligations, the table presents principal cash flows and related weighted-average interest rates expected by the maturity dates. The Company also has financial instruments included in the liabilities portion of its balance sheet. These liabilities are compromised of the Company's Notes which are fixed rate debt at 9 3/4% and mature in 2008, and the subordinated loans payable to affiliates of the Member which are variable rate debt based on the Chase Manhattan prime rate (7 3/4% at December 31, 1998). The loans to the Parent Companies are scheduled to mature in 2008 and are subordinated in right of payment to the Senior Notes. The weighted-average variable rate on the Company's long term debt is based on the Chase Manhattan Bank's prime rate. The carrying amounts for the following financial instruments approximate fair market value at December 31, 1998, except for the Company's 9 3/4% Senior Notes due 2008 for which the fair market value is estimated to be $422 million based on market prices.

                                                   1999         2000      Total
                                               --------   ----------   --------
                                                          (thousands)
Assets
    Marketable securities:
        Shares of money market mutual funds    $  3,338        -----   $  3,338
            Average interest rate                  4.62%       -----
        Certificates of deposit with banks     $ 62,014        -----   $ 62,014
            Average interest rate                  5.65%       -----
        Corporate debt securities              $262,479      $19,750   $282,229
            Average interest rate                  5.59%        5.69%
        Foreign government debt securities     $  5,008        -----   $  5,008
            Average interest rate                  5.99%       -----

Item 8.            Financial Statements and Supplementary Data

See "Index to Consolidated Financial Statements" at Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The following table sets forth certain information (as of December 31, 1998) with respect to the persons who are members of the Management Committee, executive officers or key employees of the Company:

       Name              Age       Position
-----------------------  ---  -------------------------------------
Larissa L. Herda.......   40  President and Chief Executive Officer and Representative
Paul B. Jones..........   52  Senior Vice President, General Counsel and Regulatory Policy
A. Graham Powers.......   52  Senior Vice President, Engineering and Technology
David J. Rayner........   41  Senior Vice President and Chief Financial Officer
John T. Blount.........   40  Senior Vice President, Sales
Raymond H. Whinery.....   44  Senior Vice President, Technical Operations
Mark A. Peters.........   38  Vice President, Treasurer
Julie A. Rich..........   45  Vice President, Human Resources and Business Administration
Jill Stuart............   44  Vice President, Accounting and Finance and Chief Accounting Officer
Richard J. Bressler....   41  Representative
Glenn A. Britt.........   50  Representative
Richard J. Davies......   49  Representative
Stephen A. McPhie......   45  Representative
Robert J. Miron........   61  Representative
Audley M. Webster, Jr..   45  Representative
Pearre A. Williams.....   44  Representative
---------

     Ms. Herda has served as President and Chief Executive Officer of the Company since June 22, 1998. From March 1997 to June 21, 1998, Ms. Herda served as Senior Vice President, Sales of the Company. From 1989 to 1997, Ms. Herda was employed by MFS Telecom Inc., a CLEC, most recently as Southeast Regional Vice President and General Manager. Ms. Herda has served as a Representative of the Company since June 22, 1998.

     Mr. Jones has served as Senior Vice President, General Counsel and Regulatory Policy of the Company since August 1998. Prior to August 1998, Mr. Jones served as Senior Vice President, Legal and Regulatory Policy of the Company from October 1993. From 1992 to 1993, Mr. Jones served as Senior Vice President, Corporate Development of Time Warner Cable Ventures. Mr. Jones was Senior Vice President and General Counsel of Warner Cable from 1987 to 1992 and Vice President, Strategy and Development of CBS Publishing Group from 1985 to 1986. From 1977 to 1979, Mr. Jones was the Assistant General Counsel for the FCC.

     Mr. Powers has served as Senior Vice President, Engineering and Technology of the Company since June 1996. From August 1993 to May 1996, Mr. Powers served as Senior Vice President, Operations Development and Business Implementation. Prior to joining the Company, Mr. Powers was the President of Telecommunications Strategy Inc., a technology consulting service, from May 1992 to July 1993 and previously held various management positions at American Television and Communications Corporation, a subsidiary of Time Warner Inc.

     Mr. Rayner has served as Senior Vice President and Chief Financial Officer of the Company since June, 1998. From February 1997 to May 1998, Mr. Rayner served as Vice President, Finance. From May 1994 to February 1997, Mr. Rayner served as Controller. From 1982 to 1994, Mr. Rayner held various financial and operational management positions in TW Cable.

     Mr. Blount has served as Senior Vice President, Sales of the Company since June 24, 1998. Prior to that, Mr. Blount served as the Company's Regional Vice President for the Midwest and Southwest regions from January 1997 and Milwaukee's Vice President and General Manager from January 1996 to January 1997, having served as its

General Manager from February 1995. Prior to joining the Company, Mr. Blount held various sales positions at US WEST Inc., the predecessor of MediaOne, starting in 1988, including Director of Sales for US WEST interprise in Minneapolis from May 1994 to February 1995 and Sales and Service Manager for South Dakota from January 1992 to May 1994.

     Mr. Whinery has served as Senior Vice President, Technical Operations of the Company since January 1997. From May 1994 to January 1997, Mr. Whinery served as the Senior Director of Engineering and Planning. Prior to May 1994, Mr. Whinery was employed by U S WEST, Inc. (the predecessor of MediaOne) from 1978 and served as General Manager for Idaho, Montana, North Dakota and South Dakota from 1992 to 1994.

     Mr. Peters has served as Vice President, Treasurer of the Company since July 15, 1998. From March 1996 to July 1998, Mr. Peters participated in entrepreneurial start-up ventures. From January 1990 to February 1996, Mr. Peters was an executive officer with Nextel Communications, Inc. and predecessor OneComm where he most recently held the position of Vice President of Finance and Treasurer.

     Ms. Rich has served as Vice President, Human Resources and Business Administration of the Company since March 1998. From June 1996 to February 1998, she owned an independent human resources consulting practice. From 1984 to 1996 she was a founder of XEL Communications, Inc., a telecommunications manufacturer, and held positions of Director and Vice President of Human Resources.

     Ms. Stuart has served as Vice President, Accounting and Finance and Chief Accounting Officer since July 1998. Prior to that, she served as Director, Finance and Business Planning from September 1994 to July 1998. From August 1993 to September 1994 she operated a financial services consulting practice.

     Mr. Bressler has served as a Representative of the Company since February 1998, as a director of TWT Inc. since July 1998 and as Executive Vice President and Chief Financial Officer of Time Warner Inc. since January 1998. Prior to that, he served as Time Warner Inc.'s Senior Vice President and Chief Financial Officer from March 1995; as Senior Vice President, Finance from January 1995; and as a Vice President prior to that. Mr. Bressler is also a member of the Board of Representatives of TWE.

     Mr. Britt has served as a Representative of the Company since July 1998, as Vice President of the Company since July 1998 and as Chief Executive Officer and President of Time Warner Cable Ventures, a division of TW Cable, for more than the past five years and as President of TW Cable since January 1999.

     Mr. Davies has served as a Representative of the Company since October 1998, and as Senior Vice President, Corporate Development, of Time Warner Cable since September 1998. Prior to that, he served as Senior Vice President of TW Ventures from 1996 to 1998 and as Chief Financial Officer of the Company from March 1993 to June 1996.

     Mr. McPhie has served as a Representative of the Company since July 1998, and as Executive Vice President of MediaOne International, a division of MediaOne, since August 1998. From January 1997 to June 1998, Mr. McPhie served as President and Chief Executive Officer of the Company. Prior to that, Mr. McPhie was Vice President of Business Development at U S WEST, Inc. (the predecessor of MediaOne) from November 1995. From 1993 to 1995, Mr. McPhie served as Senior Vice President of MFS Network Technologies, a CLEC, and from 1989 to 1993, he was the President of Mission Group, a telecommunications consultancy.

     Mr. Miron has served as a Representative of the Company since July 1998, and as President of Advance/Newhouse Communications since April 1995, having served as President of Newhouse Broadcasting Corporation from October 1986.

     Mr. Webster has served as a Representative of the Company since July 1998, and as Vice President -- Shared Corporate Resources of MediaOne since December 1997. Prior to December 1997, he was Vice President -- Corporate Strategy of MediaOne from December 1996. Prior to that, Mr. Webster served as Executive Director of US WEST, Inc. since February 1993.

     Mr. Williams has served as a Representative of the Company since July 1998, as Vice President of MediaOne and as President of Multimedia Ventures of MediaOne since July 1997. Prior to July 1997, Mr. Williams served as Vice President, Business Development of MediaOne from June 1995 and as Vice President, Corporate Development of U S WEST, Inc. the predecessor of MediaOne. Mr. Williams is also a member of the Board of Representatives of TWE.

Item 11. Executive Compensation

Compensation of Executive Officers

     The following table sets forth information concerning total compensation paid to the Company's CEO and each of its four remaining most highly compensated current executive officers (the "named executive officers") for services rendered to the Company during 1998 in their capacities as executive officers.

                                                       Summary Compensation Table

                                            Annual Compensation               Long-Term Compensation
                                           ----------------------  --------------------------------------------

                                                                       Awards
                                                                   ---------------
                                                                     Time Warner      Class A
                                                                    Common Stock        Units        Payouts
                                                                     Underlying      Underlying    ------------
                                                                       Options         Options         LTIP          All Other
      Name & Principal Position              Salary(1)     Bonus      Awarded(2)      Awarded(3)     Payouts(4)   Compensation(4,5)
      -------------------------            ------------  --------  ---------------  -------------  ------------  -----------------
Larissa L. Herda(5)                         $300,000      169,381         7,600        375,000      $     --              $ 3,116
  President and Chief Executive Officer
Paul B. Jones                               $259,242      171,748        16,700        166,000      $134,400              $    --
  Senior Vice President,
  General Counsel & Regulatory Policy
A. Graham Powers                            $175,479      118,448         7,600        100,000      $ 60,480              $ 4,800
  Senior Vice President,
  Engineering & Technology
David J. Rayner                             $171,000       94,792         7,600        125,000      $     --              $ 4,610
  Senior Vice President and Chief
  Financial Officer
John T. Blount                              $170,500       65,963            --        100,000      $     --              $49,581
  Senior Vice President, Sales
Stephen A. McPhie(6)                        $234,000       85,054            --             --      $     --                   --
  Former President and Chief Executive
  Officer

(1) The information provided under the heading "Salary" is the annual salary of the named executive officers as of December 31, 1998 pursuant to their employment agreements with the Company (except for Mr. McPhie for whom the information provided represents his annual salary received prior to June 22, 1998. See note 6). Actual salaries received by Ms. Herda, and Messrs. Jones, Powers, Rayner, Blount and McPhie were $242,129, $259,242, $175,479, $153,564, $145,125, and $140,400 respectively. In accordance with rules of the Securities and Exchange Commission ("SEC"), amounts of personal benefits totaling less than 10% of the total annual salary and bonus reported in the Table have been omitted.
(2) All of these options are exercisable for the common stock of Time Warner Inc. ("TW common stock") and have been adjusted to reflect a two-for-one stock split (the "TW Stock Split") of TW common stock effected on December 15, 1998. None of these options was awarded with tandem stock appreciation rights ("SARs"). Mr. McPhie holds 12,450 restricted shares of common stock of MediaOne awarded in February 1997 by U S WEST, Inc., all of which are vested. No dividends were paid on these restricted shares of

                                              (footnotes continued on next page)

     MediaOne common stock. The value of these restricted shares based on the closing price of MediaOne common stock on the New York Stock Exchange Composite Listing on December 31, 1998 was $585,150. None of the other named executive officers was awarded restricted stock of MediaOne, Time Warner Inc. or the Company during 1998 or holds any such shares.
(3)  Options awarded under the Company's 1998 Option Plan.
(4) These payouts were made in 1999 to participants in the TW Cable Long-Term Cash-Flow Incentive Plan for the 1995 to 1998 four-year cycle.
(5)  The amounts shown in this column include the following:
     (a) Pursuant to the TWC Savings Plan (the "Savings Plan"), a defined contribution plan available generally to employees of the Company, each executive named above, if eligible, may defer a portion of his or her annual compensation and the Company contributes an additional two-thirds of that contribution so deferred by the executive up to $4,800. These Company contributions were invested under the Savings Plan. The amount contributed for 1998 on behalf of Mr. Blount was $4,800 and for each other named executive officer is disclosed under the heading "All Other Compensation." (b) The Company maintains a program of life and disability insurance generally available to all salaried employees on the same basis. For 1998, prior to the July 1998 Reorganization, group term life insurance was reduced to $50,000 for Mr. Jones, who was given an annual cash payment equal to the cost of replacing coverage amounting to three times base salary and annual bonus less $50,000.
     (c) Mr. Blount received $44,781 in commissions during 1998 in his capacity as Regional Vice President.
(6) Ms. Herda became President and Chief Executive Officer of the Company on June 22, 1998 upon the resignation of Mr. McPhie who, effective August 1, 1998, became an Executive Vice President of MediaOne International, a division of MediaOne. Prior to June 22, 1998, Ms. Herda served as the Senior Vice President, Sales. Information with respect to Mr. McPhie relates only to the period during which he was employed by the Company.

     The compensation of the Company's executive officers was determined by the Members and approved by the Management Committee, as reflected in the employment agreements. See"--Employment Agreements."

Compensation of Representatives

     Representatives who are employees of the Company or of any Member or their affiliates receive no compensation for their services as Representatives. It is currently anticipated that each Representative who is not affiliated with the Company or of any of Members will be entitled to receive an annual retainer of $25,000 (to be paid 50% in cash and 50% in Class A Units) and an additional $1,000 plus reasonable expenses for attending each meeting of the Management Committee. Currently, all of the Representatives are affiliated with the Company or one of the Members.

Employment Agreements

     The Company is a party to employment agreements with the each of the current named executive officers of the Company. Among other things, the agreements with the Company's named executive officers provide for: a three-year term of employment in a specified executive post, commencing on July 14, 1998; an annual salary; an annual bonus in the discretion of the Company, generally targeted at 50% of the named executive officer's salary; and participation in any pension, profit-sharing, employee equity ownership, vacation, insurance, hospitalization, medical, health, disability and other employee benefit or welfare plan, program or policy whether now existing or established hereafter, to the extent that employees at such executive's level are generally deemed eligible under the general provisions thereof. The minimum annual salaries under these agreements are $300,000 for Ms. Herda; $259,000 for Mr. Jones; $175,497 for Mr. Powers; $171,000 for Mr. Rayner and $170,500 for Mr. Blount.

     Generally, such agreements include a narrow definition of the "cause" for which an executive's employment may be terminated and in that event, the executive will only receive earned and unpaid base salary accrued through such date of termination.

     These agreements typically provide that in the event of the Company's material breach or termination of the executive's employment during the term of employment without cause, the executive will be entitled to elect either (a) to receive a lump-sum payment equal to the present value of the base salary and annual bonus otherwise payable during the remaining portion of the executive's term of employment, provided that such amount shall not be less than the sum of such salary and bonus prorated for an 18-month period or (b) to remain an employee of the Company for up to 18 months and, without performing any services, receive the base salary and annual bonus otherwise payable, with a lump-sum payment, if necessary for any remaining payment, at the end of such 18 months. Executives are not generally required to mitigate damages after such a termination, other than as necessary to prevent the Company from losing any tax deductions to which it otherwise would have been entitled for any payments deemed to be "contingent on a change" under the Code.

     If an executive becomes disabled during the term of his or her employment agreement, the executive typically will receive 75% of the executive's then current salary and his or her applicable target annual bonus amount prorated for an 18-month period. Any such payments will be reduced by amounts received from Worker's Compensation, Social Security and disability insurance policies maintained by the Company.

     If an executive dies during the term of an employment agreement, generally the executive's beneficiaries will receive the executive's earned and unpaid salary to the date thirty days after the date of death and a pro rata portion of the executive's bonus for the year of his death.

Options Awarded by the Company During 1998

     The following table sets forth certain information with respect to employee options to purchase Class A limited liability company Interests ("Units") awarded during 1998 with respect to the named executive officers. All such options were nonqualified options and no SARs, alone or in tandem with options, were awarded during 1998. These are the only options with respect to Class A Units held by such persons.

                                 Option Grants During 1998 by the Company(1)

                                                          Individual Grants
                     -------------------------------------------------------------------------------------------

                                 Percent of                            Potential Realizable Value
                     Number of        Total                             at Assumed Annual Rate of
                     Securities     Options   Exercise or                Unit Price Appreciation
                     Underlying  Granted to       or Base                      Option Term
                        Options   Employees         Price   Expiration         -----------
 Name                   Granted     in 1998      ($ /unit)        Date    5% ($)       10% ($)
                     ----------  ----------   -----------   ----------  ----------   ----------
Larissa L. Herda...     375,000         6.1%       $12.00       8/5/08  $2,835,000   $7,155,000
Paul B. Jones......     166,000         2.7%       $12.00       8/5/08  $1,254,960   $3,167,280
A. Graham  Powers..     100,000         1.6%       $12.00       8/5/08  $  756,000   $1,908,000
David J. Rayner....     125,000         2.0%       $12.00       8/5/08  $  945,000   $2,385,000
John T. Blount.....     100,000         1.6%       $12.00       8/5/08     756,000    1,908,000
Stephen A. McPhie..          --          --            --           --          --           --

(1) The options shown in the above table were awarded under the Company's 1998 Option Plan and the terms are governed by that plan and the recipient's option agreement. The exercise price is the fair market value of the Class A Units on the date of grant. The options become exercisable over a four-year vesting period and expire ten years from the date of grant but become immediately exercisable in full if the optionee's employment terminates by reason of death or disability. If the Company has not conducted an initial public offering of its equity securities, the Company will determine the fair market value of the Units as of June 30 and December 31 of each year, beginning in 1999. In such case vested Options may be exercised during the 30-day period after such valuation has been communicated to Option holders. As a condition to the exercise of an Option, the holder will be required to become a party to the Amended and Restated Limited Liability Company Agreement of the Company dated July 14, 1998 (the "LLC Agreement"), and the Stockholders

     Agreement, as defined in the LLC Agreement. If the Members elect to effect the Reconstitution, the reconstituted company will assume the 1998 Option Plan and any outstanding options would automatically be converted into options to purchase shares of Class A Common Stock.

     As required by SEC rules, the dollar amounts in the last two columns represent the hypothetical gain or "option spread" that would exist for the options based on assumed 5% and 10% annual compounded rates of Class A Units appreciation over the full ten-year option term (resulting in 63% and 159% appreciation, respectively). These assumed rates of appreciation applied to the exercise price would result in a Class A Unit value on August 5, 2008 of $19.56 and $31.08, respectively. These prescribed rates are not intended to forecast possible future appreciation, if any, of the Class A Units.

Stock Options Awarded by the Members During 1998

     The following table sets forth certain information with respect to employee options to purchase shares of TW common stock ("TW Options") awarded by TW during 1998 to the named executive officers. All such TW Options were nonqualified options and no SARs, alone or in tandem with stock options, were awarded during 1998. No options to purchase MediaOne common stock were awarded to the named executive officers during 1998.

                 Stock Option Grants During 1998 by the Members

                                                          Individual Grants
                     -------------------------------------------------------------------------------------------

                                 Percent of                            Potential Realizable Value
                     Number of        Total                             at Assumed Annual Rate of
                     Securities     Options   Exercise or                Unit Price Appreciation
                     Underlying  Granted to       or Base                      Option Term
                        Options   Employees         Price   Expiration         -----------
 Name                   Granted     in 1998      ($ /unit)        Date    5% ($)       10% ($)
                     ----------  ----------   -----------   ----------  ----------   ----------
Larissa L. Herda...       7,600         .04%     $36.03      3/17/08    $172,512      $435,387
Paul B. Jones......      16,700         .09%     $36.03      3/17/08    $379,072      $956,705
A. Graham Powers...       7,600         .04%     $36.03      3/17/08    $172,512      $435,387
David J. Rayner....       7,600         .04%     $36.03      3/17/08    $172,512      $435,387
John T. Blount.....          --          --          --           --          --            --
Stephen A. McPhie..          --          --          --           --          --            --

(1) These TW Options were awarded pursuant to stock option plans of Time Warner Inc. and the terms are governed by such plans and the recipient's option agreement, and, pursuant to these terms, have been adjusted to reflect the TW Stock Split. The option exercise price is the fair market value of the TW common stock on the date of grant. The TW Options shown in the table become exercisable in installments of one-third on the first three anniversaries of the date of grant. Payment of the exercise price of a TW Option may be made in cash or, in whole or in part, in full shares of TW common stock already owned by the holder of the TW Option. The payment of withholding taxes due upon exercise of a TW Option may generally be made with shares of TW common stock.
(2) Represents a percentage of all options granted to employees of TW during 1998.

     As required by SEC rules, the dollar amounts in the last two columns represent the hypothetical gain or "option spread" that would exist for the options based on assumed 5% and 10% annual compounded rates of TW common stock price appreciation over the full ten-year option term (resulting in 63% and 159% appreciation, respectively). These assumed rates of appreciation applied to the price on the date of the awards would result in a TW common stock price on March 17, 2008 of $58.69 and $93.45, respectively. These prescribed rates are not intended to forecast possible future appreciation, if any, of the TW common stock.

Option Exercises and Values in 1998

     None of the options exercisable for Class A Units held by the named executive officers and listed under the heading "Option Grants during 1998 by the Company" have been exercised, are exercisable or are "in-the-money." The options were issued at an exercise price of $12 per Unit based on the Management Committee's determination of the fair market value of the Units in July, 1998. The Company has not yet conducted a valuation of the Units as none is required until June 30, 1999.

     The following table sets forth as to each of the named executive officers information with respect to option exercises during 1998 and the status of their options on December 31, 1998: (i) the number of shares of TW common stock, or MediaOne common stock in the case of Messrs. Blount and McPhie, underlying options exercised during 1998; (ii) the aggregate dollar value realized upon exercise of such options; (iii) the total number of shares of TW common stock, or MediaOne common stock in the case of Messrs. Blount and McPhie, underlying exercisable and nonexercisable stock options held on December 31, 1998; and (iv) the aggregate dollar value of in-the-money exercisable and nonexercisable stock options on December 31, 1998. None of the named executive officers has been awarded SARs alone or in tandem with options. This information has been adjusted to reflect the TW Stock Split.

                   Aggregate Option Exercises During 1998 And
                       Option Values On December 31, 1998

                                                        Number Of
                                                         Shares
                                                       Underlying                  Dollar Value Of
                        Number Of                      Unexercised                  Unexercised
                          Shares      Dollar             Options                 In-the Money Options
                        Underlying     Value        On December 31, 1998         On December 31, 1998*
                         Options    Realized On  ---------------------------  ---------------------------
Name                    Exercised    Exercise    Exercisable  Nonexercisable  Exercisable  Nonexercisable
----------------------  ----------  -----------  -----------  --------------  -----------  --------------
Larissa L. Herda......          --           --        3,334          14,266   $  134,302      $  466,370
Paul B. Jones.........       4,000     $110,280       85,078          33,398   $3,656,870      $1,109,996
A. Graham Powers......          --           --       29,402          15,198   $1,222,919      $  505,103
David J. Rayner.......       1,600     $ 44,054          668           8,932   $   26,909      $  251,503
John T. Blount........          --           --          521              --   $   17,245      $        0
Stephen A. McPhie(1)..          --           --       30,916           7,838   $  886,526      $  219,289

* Based on a closing price of $62.0625 per share of TW common stock, and $47.00 per share of MediaOne common stock with respect to stock options held by Messrs. Blount and McPhie, on December 31, 1998 as reported on the New York Stock Exchange Composite Listing.
(1) These options to purchase MediaOne common stock become exercisable in installments of one-third on the first three anniversaries of the date of grant and include a reload feature that gives the holder the right to receive a further option, at the then current market price, for a number of shares equal to the number of shares of stock surrendered in payment of the exercise price of the original option.

     The option exercise price of all options held by the named executive officers is the fair market value of the stock on the date of grant. All of the options held by the named executive officers become immediately exercisable in full upon the occurrence of certain events, including the death or total disability of the option holder, certain change-of-control transactions and, in most cases, the Company's breach of the holder's employment agreement. The TW Options held by the named executive officers generally remain exercisable for three years after their employment is terminated without cause, for one year after death or total disability, for five years after retirement and for three months after termination for any other reason, except that such stock options awarded before 1996 are exercisable for three months after a termination without cause and after retirement and those awarded after July 1997 are exercisable for three years after death or disability. All TW Options terminate immediately if the holder's employment is terminated for cause. The terms of the options shown in the chart are ten years.

Pension Coverage

     Although the Company does not currently expect to have its own pension plan, Messrs. Jones, Powers and Rayner will, upon retirement, be entitled to receive benefits under the Time Warner Cable Pension Plan (the "TW Cable Pension Plan") based on service to the Company and/or TW Cable on or prior to December 31, 1998. Set forth below is a brief description of the TW Cable Pension Plan.

     A participant accrues benefits under the TW Cable Pension Plan on the basis of 1 1/4% of the average annual compensation (defined as the highest average annual compensation for five consecutive full years of employment in the last ten years, which includes regular salary, overtime and shift differential payments, and non-deferred bonuses paid according to a regular program) up to the average Social Security Wage Base plus 1 2/3% in excess of the average Social Security Wage Base for each year of service up to 35 years and 1/2% for each year of service over 35 years. In addition, there is a supplemental benefit of $60 per year times years of service up to thirty years. Compensation for purposes of calculating average annual compensation under the TW Cable Pension Plan is limited to $200,000 per year for 1989 through 1993 and $150,000 per year for 1994 and thereafter (each subject to adjustments provided in the Code). Eligible employees become vested in all benefits under the TW Cable Pension Plan on the earlier of five years of service or certain other events.

     Federal law limits both the amount of compensation that is eligible for the calculation of benefits and the amount of benefits derived from employer contributions that may be paid to participants under the TW Cable Pension Plan. However, as permitted by the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), TW Cable has adopted the Time Warner Cable Excess Benefit Pension Plan (the "Excess Plan"), which provides for payments by TW Cable of certain amounts which employees of TW Cable would have received under the TW Cable Pension Plan if eligible compensation were limited to $250,000 in 1994 (increased 5% per year thereafter, to a maximum of $350,000) and there were no payment restrictions.

     The following table shows the estimated annual pension payable upon retirement to employees in specified remuneration and years-of-service classifications. The amount of the estimated annual pension is based upon a pension formula which applies to all participants in both the TW Cable Pension Plan and the Excess Plan. The estimated amounts are based on the assumption that payments under the TW Cable Pension Plan will commence upon normal retirement (generally age 65), that the TW Cable Pension Plan will continue in force in its present form and that no joint and survivor annuity will be payable (which would on an actuarial basis reduce benefits to the employee but provide benefits to a surviving beneficiary). Amounts calculated under the pension formula which exceed ERISA limits will be paid under the Excess Plan from TW Cable's assets and are included in the amounts shown in the following table.

              Estimated Annual Pension for Years of Credited Service
             ------------------------------------------------------
Highest Consecutive
Five Year Average Compensation         10        15        20        25        30        35
--------------------------------  -------   -------  --------  --------  --------  --------
$ 50,000........................  $ 7,036   $10,555  $ 14,073  $ 17,591  $ 21,109  $ 24,627
$100,000........................   15,370    23,055    30,740    38,425    46,110    53,795
$150,000........................   23,703    35,555    47,407    59,268    71,110    82,962
$200,000........................   32,037    48,055    64,074    80,092    96,111   112,129
$250,000........................   40,370    60,556    80,741   100,926   121,111   141,296
$300,000........................   48,704    73,056    97,408   121,760   146,112   170,464
$350,000........................   57,037    85,556   114,075   142,593   171,112   199,631

     The estimated annual benefits payable under the TW Cable Pension Plan and the Excess Plan, as of December 31, 1998, would be based on average compensation of $261,321 for Mr. Jones, $189,395 for Mr. Powers and $123,226 for Mr. Rayner with 11.0, 12.0 and 15.5 years of credited service, respectively.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

     Prior to the Reorganization, the Parent Companies beneficially owned all of the assets and liabilities of the Company's business. In connection with the Reorganization, the Parent Companies contributed such assets to the Company and in return received all the Class B Limited Liability Company Interests having an aggregate participation percentage of 100%, and the Parent Companies distributed the Interests to the Members. TWT is a wholly owned subsidiary of the Company. The following table sets forth certain information regarding the beneficial ownership of the Interests of the Company as of December 31, 1998 by: (i) each of the Representatives and the named executive officers; (ii) all Representatives and executive officers as a group; and (iii) each owner of more than 5% of any class of Interests of the Company ("5% Owners"). Unless otherwise noted, the address for each executive officer of the Company is c/o the Company, 5700 S. Quebec Street, Greenwood Village, CO 80111.

                                                                        Class A          Class B
                                                                   Interests (1)(2)   Interests (1)
                                                                   -----------------  --------------
                                                                     Participation    Participation
                                                                      Percentage        Percentage
TW (3)...........................................................              0%              61.9%
MediaOne (4).....................................................              0%              18.9%
Newhouse (5).....................................................              0%              19.2%
          All Representatives and executive officers as a group
              (12 persons) (6)(7)................................              0%                 0%
---------

*    Represents less than one percent.

(1) The Company has two classes of Interests, the Class A Interests and the Class B Interests. Beneficial ownership of the Interests has been determined in accordance with the rules of the SEC.
(2) Excludes an equal amount of Class A Interests into which Class B Interests are convertible. The Class B Interests held by TW, MediaOne and Newhouse represented participation percentages on a converted basis of 61.9%, 18.9% and 19.2%, respectively, of the Class A Interests.
(3) Owned by Time Warner Companies, Inc., American Television and Communications Corporation, Warner Communications Inc., TW/TAE, Inc., FibrCOM Holdings, L.P. and Paragon Communications, each a direct or indirect wholly owned subsidiary of Time Warner Inc. The business address of TW is 75 Rockefeller Plaza, New York, NY 10019.
(4) Owned by MediaOne Group, Inc., a Colorado corporation and wholly owned subsidiary of MediaOne Group, Inc., a Delaware corporation. The business address of MediaOne is 188 Inverness Drive West, Englewood, CO 80112.
(5) Owned by Newhouse. The business address of Newhouse is 5015 Campuswood Drive, East Syracuse, NY 13057.
(6) None of the Representatives or executive officers of the Company beneficially owns any Class A Interests or Class B Interests.
(7) As of December 31, 1998, all Representatives and executive officers held an aggregate of 59,754 shares of TW common stock, including 23,744 shares held by trusts under TW-sponsored benefit plans. In addition, such persons held options which, on December 31, 1998, were exercisable within 60 days to purchase 1,357,960 shares of TW common stock.

Item 13.   Certain Relationships and Related Transactions.

LLC Agreement


     In connection with the Reorganization, the Company was formed under the laws of the State of Delaware on June 18, 1998. The following summary description of the LLC Agreement does not purport to be complete and is qualified in its entirety by reference to the text of such agreement, which is filed as an exhibit to this report.

Additionally, there is no assurance that the Members will not cause the LLC Agreement to be amended, modified or terminated or waive any provision of such agreement.

     The LLC Agreement provides that the Company may not, directly or indirectly (through a subsidiary or affiliate of the Company), (i) engage in the business of providing, offering, packaging, marketing, promoting or branding (alone or jointly with or as an agent for other parties) any Residential Services or (ii) engage in the business of producing, packaging, distributing, marketing, hosting, offering, promoting, branding or otherwise providing Content Services, in each case, without the affirmative vote of all the Members.

     The LLC Agreement provides that the Members will appoint the Representatives as follows: (i) up to seven Representatives appointed by the Members, (ii) the CEO and (iii) two Representatives who are neither employed by nor affiliated with the Company or any Member and who are appointed by a subcommittee comprised of the Representatives other than the CEO and the independent Representatives.

     Under the LLC Agreement, the Representatives will be selected as follows: initially three Representatives will be appointed by TW, three by MediaOne and one by Newhouse. Under the LLC Agreement, the ability of the Members to appoint any Representatives depends on the identity of the particular Member and the participation percentage of Interests owned by it. Generally, each Member must own Interests having an aggregate participation percentage of at least 9.44% to appoint one Representative. In the case of TW, so long as it owns Interests having an aggregate participation percentage of at least 18.88% it will be entitled to appoint three Representatives. In the event that TW owns Interests having an aggregate participation percentage of less than 18.88% (such event, an "LLC TW Step Event") the number of Representatives which TW may appoint will decrease proportionally with its ownership of participation percentages of the Interests until it owns Interests having an aggregate participation percentage of less than 9.44%, at which point it will not be entitled to appoint any Representatives. In the case of MediaOne, so long as an LLC TW Step Event has not occurred and it owns Interests having an aggregate participation percentage of at least 9.44%, MediaOne will be entitled to appoint three Representatives. If an LLC TW Step Event has occurred, the number of Representatives that MediaOne is entitled to appoint will decrease proportionally with its ownership of Interests (in accordance with the same percentage thresholds as apply to TW) until it owns Interests having an aggregate participation percentage of less than 9.44%, at which point it will not be entitled to appoint any Representatives. If an LLC TW Step Event has not occurred but MediaOne owns Interests having an aggregate participation percentage of less than 9.44%, it will not be entitled to appoint any Representatives. In the case of Newhouse, so long as it owns Interests having an aggregate participation percentage of at least 9.44%, Newhouse will be entitled to appoint one Representative. The foregoing percentages shall be decreased in the aggregate, from time to time, in the event that the Company issues additional Interests, by an amount equal to the participation percentage so issued, in proportion to their relative participation percentages immediately before such issuance. The foregoing percentages shall be increased in the aggregate, from time to time, in the event that the Company repurchases Interests, by an amount equal to the participation percentage of such repurchased Interest, in proportion to their relative participation percentages immediately before such repurchase.

     The LLC Agreement prohibits any transfer of Class B Interests held by the Members, unless expressly permitted under the terms thereof. In addition, voting agreements relating to the Class B Interests with any third party are prohibited.

     After the expiration of five years from the date of the Reorganization (the "Restricted Period"), in the event that a holder of Class B Interests proposes to sell all of its Class B Interests (a "Selling Class B Member") pursuant to a bona fide offer from an unaffiliated third party, such Selling Class B Member shall give notice (the "Refusal Notice") to all other holders of Class B Interests, which notice shall contain the identity of the offeror and an offer to sell such Interests to such holders of Class B Interests upon the terms and subject to the conditions set forth in the offer from the third party. The non-selling holders of Class B Interests will have the right (the "LLC Right of First Refusal") to purchase pro rata all, but not less than all, of such Class B Interests. If the non-selling holders fail to exercise their LLC Right of First Refusal with respect to all of such interests, the LLC Selling Class B Member shall be free, for a period of 90 days thereafter, to sell such Class B Interests (as Class B Interests) to a third party on terms and conditions that are no less favorable to the LLC Selling Class B Member than those contained in the LLC Refusal Notice. In connection with the sale by a holder of all, but not less than all, of its Class B Interests, such holder shall have the right to transfer all of its right, if any, to appoint Representatives to the Management Committee. In addition, after the expiration of the Restricted Period, if TW proposes to sell all, but not less than all, of its Class B Interests and/or all or a portion of its Class A Interests that represent an aggregate of more than one-third of the participation percentage of the Company's Interests, then other holders of Class B Interests will have certain "tag-along" rights that provide them with the right to sell their Class A Interests and/or Class B Interests on a pro rata basis along with, and on the same terms and conditions as TW, provided that such "tag-along" rights shall be applied to all Class B Interests prior to being applied to any Class A Interests. In connection with such sale, TW (and any other member transferring all of its Class B Interests) shall have the right to transfer all of its right, if any, to appoint Representatives to the Management Committee. In addition, TW and the other selling members will not be required to convert their Class B Interests to Class A Interests prior to such sale.

     Except for transfers to affiliates and any other transfers described above, immediately prior to any direct transfer of Class B Interests or certain indirect transfers of Class B Interests all such Class B Interests will be required to be converted to Class A Interests. In addition, except for transfers described above, a Member will not have the right to transfer its right to appoint Representatives to the Management Committee. A holder of Class B Interests will not be required to convert into Class A Interests, and such holder's right to appoint Representatives to the Management Committee will not terminate, if such holder is acquired by a third party or such holder distributes to its equity holders a company holding its Class B Interests (as well as other assets).

     If the Reconstitution occurs, the Members (who will then be stockholders) will enter into a stockholders' agreement in a form prescribed in the LLC Agreement.

Certain Operating Agreements

     Capacity License Agreements. Each of the Company's local operations is party to a certain Capacity License Agreement (collectively, the "Capacity License") with the local cable television operation of TW Cable, providing the Company with a 30 year exclusive right to utilize all of the capacity of specified fiber-optic cable owned and maintained by the respective TW Cable operation. For the Company's existing networks, such Capacity License has been fully paid and does not require additional license fees (although certain maintenance fees and fees for splicing and similar services are payable periodically). The Company may request that the TW Cable construct and provide additional fiber-optic cable capacity to meet the Company's future needs. TW Cable is not obligated to provide such fiber capacity to the Company; however, the Capacity License provides for the sharing of construction costs between the Company and TW Cable to the extent that such costs are incurred to build additional fiber-optic capacity which is licensed to the Company. See "Factors That Could Affect Future Performance -- Relationship with TW Cable." If TW Cable provides such additional capacity, the Company will pay an allocable share of the cost of construction of the fiber upon which capacity is to be provided, plus a permitting fee. Such payments are due one-half upon commencement of construction and the remainder upon initial acceptance of the capacity by the Company. The Company is responsible for all taxes and franchise or similar fees arising out of its utilization of the capacity, and a portion of other out-of-pocket expenses incurred by TW Cable with regard to the cable upon which such capacity is made available. The Company is permitted to use the capacity for telecommunications services and any other lawful purpose, except for the provision of Residential Services and Content Services. Violations of the limitations on business activities of the Company contained in the Restated Certificate of Incorporation or the Capacity License may, subject to the cure period provided in the Capacity License, result in a termination of the Capacity License. The Capacity License does not restrict the Company from licensing fiber-optic capacity from parties other than TW Cable. The Capacity License expires in 2028. Although TW Cable has agreed to negotiate renewal or alternative provisions in good faith at that time, there can be no assurance that the parties will agree on the terms of any renewal or alternative provisions or that the terms of any renewal or alternative provisions which may be agreed upon by the parties will be favorable to the Company. If the Capacity License is not renewed in 2028, the Company will have no residual interest in the capacity under the Capacity License and may need to build, lease or otherwise obtain transmission capacity in order to service its customers in the service areas covered by the Capacity License; the terms of such arrangements could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has the right to terminate a Capacity License in whole or in part at any time upon 180 days' notice and payment of any outstanding fees regarding the terminated capacity. TW Cable has the right to terminate a Capacity License upon 180 days' notice in the event of, among other things, certain governmental proceedings or third party challenges to TW Cable's franchises or the Capacity License. The Capacity License includes substantial limitations on liability in the event of service interruptions. See "Factors That Could Affect Future Performance -- Relationship with TW Cable."

     Facility Lease Agreements. The Company leases or subleases physical space located at TW Cable's facilities for various purposes under Facility Lease Agreements. In the event that at least a majority of the ownership of any TW Cable system is not owned by one or more Parent Companies or of (i) TW's owning less than 30% of the Common Stock, (ii) TW having the right to nominate less than 3 nominees to the Board of Directors of the Company, (iii) the Company's non-compliance with the restrictions in the Restated Certificate of Incorporation regarding Residential Services and Content Services or (iv) the transfer by an Existing Stockholder of its Class B Common Stock together with its rights to designate nominees to the Board of Directors under the Stockholders Agreement, the Company will be required, at its own expense, to segregate and partition in a reasonable, secure manner its leased or subleased space. The lease rates for properties owned by TW Cable and leased to the Company are based upon comparable rents in the local market, taking into account other factors such as the term of the lease, type of space, square footage, location and leasehold improvements funded to date by TW Cable. Generally, the term of such leases are for 15 years, with two five year options to renew. With respect to properties leased by TW Cable, the Company is charged a pro rata portion of the rent and fees payable under the primary lease. The duration of the Company's subleases are coextensive with TW Cable's primary lease.

     Services Agreement. TW Cable provides certain administrative and operating services, tax, management information systems, and legal support services, to the Company pursuant to Administrative Services Agreement (the "Services Agreement"). The costs for such services are determined by TW Cable based upon the Company's historical and projected usage, depending on the amount and type of administrative services to be provided.

     Residential Support Agreements. Pursuant to certain residential support agreements ("Residential Agreements"), the Company will provide certain support and interconnection services or service elements, on an unbundled basis, to TW Cable for its residential telephony business. Generally, all rates for such residential support services offered to TW Cable may be adjusted annually by the Company, but may not be less favorable than the wholesale rates charged to the Company's other customers.

     TW License Agreement. The use of the "Time Warner" name by the Company is subject to a license agreement with TW. The Company may change its name to "TW Telecom Inc." and the Company will no longer have the right to use of the "Time Warner" name upon expiration of the initial four year term or any renewal term of such agreement or (i) TW's owning less than 30% of the Common Stock, (ii) TW having the right to nominate less than 3 nominees to the Board of Directors of the Company, (iii) the Company's non-compliance with the restrictions in the Restated Certificate of Incorporation regarding Residential Services and Content Services or (iv) the transfer by an Existing Stockholder of its Class B Common Stock together with its rights to designate nominees to the Board of Directors under the Stockholders Agreement. See " -- Stockholders Agreement."

     The Company believes that the terms and conditions, taken as a whole, of the transactions described under the headings "Capacity License Agreements," "Facility Lease Agreements," "Services Agreement," "Residential Support Agreements," "Road Runner Agreement" and the "TW License Agreement" were no less favorable to the Company than could have been obtained from unaffiliated parties.

                                    GLOSSARY

     Access Charges. The fees paid by long distance carriers for the local connections between the long distance carriers' networks and the long distance carriers' customers.

     ATM (asynchronous transfer mode). A recently commercialized switching and transmission technology that is one of a general class of packet technologies that relay traffic by way of an address contained within the first five bits of a standard fifty-three bit-long packet or cell. ATM-based packet transport was specifically developed to allow switching and transmission of mixed voice, date and video at varying rates. The ATM format can be used by many different information systems, including LANs.

     BOC (Bell Operating Company). A telephone operating subsidiary of an RBOC; an incumbent local exchange carrier.

     Broadcast Video TV-1. This Company service provides dedicated transport of broadcast quality video signals.

     CAP (Competitive Access Provider). A company that provides dedicated telecommunications services (private line, local transport and special access) as an alternative to the ILEC.

     CDMA (Code Division Multiple Access). A form of wireless communications technology.

     Central Offices. A telecommunications center where switches and other telecommunications facilities are housed. CAPs may connect with ILEC networks either at this location or through a remote location.

     Collocation. The ability of a telecommunications carrier to interconnect its network to the ILEC's network by extending its facilities to the ILEC's central office. Physical collocation occurs when the interconnecting carrier places its network equipment within the ILEC's central offices. Virtual collocation is an alternative to physical collocation under which the ILEC permits a carrier to interconnect its network to the ILEC's network in a manner which is technically, operationally and economically comparable to physical collocation, even though the interconnecting carrier's network connection equipment is not physically located within the central offices.

     CLEC (Competitive Local Exchange Carrier). A company that provides local exchange services, including Dedicated service, in competition with the ILEC.

     Dedicated. Telecommunications lines dedicated to, or reserved for use by, a particular customer along predetermined routes (in contrast to links which are temporarily established).

     Dedicated Transmission. The sending of electronic signals carrying information over a Direct Transport facility.

     DID. The ability of an outside caller to call an internal extension without having to pass through an operator. In large PBX systems, the dialed numbers are passed through from the Central Office.

     Digital. A means of storing, processing and transmitting information by using distinct electronic or optical pulses that represent the binary digits 0 and 1. Digital transmission and switching technologies use a sequence of these pulses to represent information as opposed to the continuously variable analog signal. The precise digital numbers preclude distortion (such as graininess or snow in the case of video transmission, or static or other background distortion in the case of audio transmission).

     Direct Transport (aka Dedicated Transport). A non-switched point-to-point telecommunications facility leased from a telecommunications provider by an end user and used exclusively by that end user.

     Diverse Routing. A telecommunications network configuration in which signals are transmitted simultaneously along two different paths so that if one path is cut or impaired, traffic can continue in the other direction without interrupting service. The Company's networks generally provide diverse routing.

     DOD. The ability to dial directly out from an internal extension without having to go through an operator.

     DS0, DS1, DS3. Standard North American telecommunications industry digital signal formats, which are distinguishable by bit rate (the number of binary digits (0 and 1) transmitted per second). DS0 service has a bit rate of 64 kilobits per second. DS1 service has a bit rate of 1.544 megabits per second and DS3 service as a bit rate of 44.736 megabits per second. A DS0 can transmit a single uncompressed voice conversation.

     FCC. Federal Communications Commission.

     FDMA (Frequency Division Multiple Access). A form of wireless communications technology.

     Fiber Miles. The number of route miles of fiber optic cable installed (excluding pending installations) along a telecommunications path multiplied by the number of fibers in the cable. See the definition of "route mile" below.

     Fiber Optics. Fiber optic technology involves sending laser light pulses across glass strands in order to transmit digital information. Fiber optic cable is the medium of choice for the telecommunications and cable industries. Fiber is immune to electrical interference and environmental factors that effect copper wiring and satellite transmission.

     Hub. Collocation centers located centrally in an area where telecommunications traffic can be aggregated for transport and distribution.

     Hybrid Fiber Coaxial (HFC). A new technology consisting of fiber optic distribution facilities and coaxial cable deployed to the home or business. This technology enables the operator to offer a wide variety of two-way broadband services, including telecommunications and entertainment.

     Interconnection Decisions. Rulings by the FCC announced in September 1992 and August 1993, which require the BOCs and other large ILECs to provide interconnection in ILEC central offices to any CAP, long distance carrier or end user requesting such interconnection to provide interstate special access or switched transport services.

     ILECs (Incumbent Local Exchange Carriers). The local phone companies, either a BOC or an independent (such as GTE) which provides local exchange services.

     Internet. The name used to describe the global open network of computers that permits a person with access to the internet to exchange information with any other computer connected to the network.

     ISDN (Integrated Services Digital Network). ISDN is an internationally agreed standard which, through special equipment, allows two-way, simultaneous voice and data transmission in digital formats over the same transmission line. ISDN permits video conferencing over a single line, for example, and also supports a multitude of value-added switched service applications such as Incoming Calling Line Identification. ISDN's combined voice and data networking capabilities reduce costs for end users and result in more efficient use of available facilities. ISDN combines standards for highly flexible customer to network signaling with both voice and data within a common facility.

     IXC (Interexchange Carrier). A long distance carrier.

     Kbps (Kilobits). One thousand bits of information. The information-carrying capacity (i.e., bandwidth) of a circuit may be measured in "thousands of bits per second."

     LANs (Local Area Networks). The interconnection of computers for the purpose of sharing files, programs and peripheral devices such as printers and high-speed modems. LANs may include dedicated computers or file servers that provide a centralized source of shared files and programs. LANs are generally confined to a single customer's premises and may be extended or interconnected to other locations through the use of bridges and routers.

     LATAS (Local Access and Transport Area). The geographical areas within which a local telephone company may offer telecommunications services, as defined in the divestiture order known as the Modified Final Judgment ("MFP") unless and until refined by the FCC pursuant to the Telecommunications Act of 1996.

     Local Exchange. A geographic area defined by the appropriate state regulatory authority in which telephone calls generally are transmitted without toll charges to the calling or called party.

     Local Exchange Service/Local Exchange Telephone Service. Basic local telephone service, including the provision of telephone numbers, dial tone and calling within the local exchange area.

     Long Distance Carriers (Interexchange Carriers or IXC). Long distance carriers providing services between LATAs, on an interstate or intrastate basis. A long distance carrier may be facilities-based or offer service by reselling the services of a facilities-based carrier.

     Local Transport Services. Dedicated lines between the ILEC's central offices and long distance carrier POPs used to carry switched traffic

     Mbps (Megabit). One million bits of information. The information carrying capacity (i.e., bandwidth) of a circuit may be measured in "millions of bits per second."

     Multiplexing. An electronic or optical process that combines a number of lower speed transmission signals into one higher speed signal. There are various techniques for multiplexing, including frequency division (splitting the total available frequency bandwidth into smaller frequency slices), time division (slicing a channel into timeslots and placing each signal into its assigned timeslot), and statistical (wherein multiplexed signals share the same channel and each transmits only when it has data to send).

     Node. A point of connection into a fiber optic network.

     PBX (Private Branch Exchange). A customer owned and operated switch on customer premises, typically used by large businesses with multiple telephone lines.

     PBX Trunk. A transmission facility which connects a PBX to the Company's or ILEC's central office switching center.

     POPs (Points of Presence). Locations where a long distance carrier has installed transmission equipment in a service area that serves as, or relays telephone calls to, a network switching center of the same long distance carrier.

     Private Line. A private, dedicated telecommunications link between different customer locations (excluding long distance carrier POPs).

     Private Network Transport Service. This service is a private, dedicated high capacity premium quality service over fully redundant, diverse routed, SONET rings with band width that is dedicated and always available.

     Public Switched Network. The switched network available to all users generally on a shared basis (i.e., not dedicated to a particular user). The local exchange telephone service networks operated by ILECs are the largest and often the only public switched networks in a given locality.

     PUC (Public Utility Commission). A state regulatory body, established in most states, which regulates utilities, including telecommunications companies providing intrastate services. In some states this regulatory body may have a different name, such as public service commission ("PSC").

     RBOC (Regional Bell Operating Company). The holding company which owns a
BOC.

     Reciprocal Compensation. An arrangement in which two local exchange carriers agree to terminate traffic originating on each other's networks in exchange for a negotiated level of compensation.

     Redundant Electronics. A telecommunications facility that uses two separate electronic devices to transmit a telecommunications signal so that if one device malfunctions, the signal may continue without interruption.

     Route Mile. The number of miles along which fiber optic cables are installed.

     SONET (Synchronous Optical Network). A set of standards for optical communications transmission systems that define the optical rates and formats, signal characteristics, performance, management and maintenance information to be embedded within the signals and the multiplexing techniques to be employed in optical communications transmission systems. SONET facilitates the interoperability of dissimilar vendors equipment. SONET benefits business customers by minimizing the equipment necessary for various telecommunications applications and supports networking diagnostic and maintenance features.

     Special Access Services. The lease of private, dedicated telecommunications lines or circuits on an ILEC's or a CAP's network which run to or from the long distance carrier's POPs. Special access services do not require the use of switches. Examples of special access services are telecommunications circuits running between POPs of a single long distance carrier, from one long distance carrier's POP to another long distance carrier's POP or from an end user to its long distance carrier's POP.

     STS-1. This dedicated transmission service is carried over high capacity channels for full duplex, synchronous optical transmission of digital data on SONET standards. This service eliminates the need to maintain and pay for multiple dedicated lines.

     Switch. A mechanical or electronic device that opens or closes circuits or selects the paths or circuits to be used for the transmission of information. Switching is a process of linking different circuits to create a temporary transmission path between users. Within this document, switches generally refer to voice grade telecommunications switches unless specifically stated otherwise.

     Switched Access Services. The connection between a long distance carrier's POP and an end user's premises through the switching facilities of a local exchange carrier.

     Switched Services. Telecommunications services that support the connection of one calling party with another calling party via use of a telephone switch (i.e., an electronic device that opens or closes circuits, completes or breaks an electrical path, or selects paths or circuits).

     TDMA (Time Division Multiple Access). A form of wireless communications technology.

     Toll Services. Otherwise known as EAS or intra LATA toll services are those calls that are beyond the free local calling area but originate and terminate within the same LATA; such calls are usually priced on a measured basis.

     Voice Grade Equivalent ("VGE") Circuit. One DS0. One voice grade equivalent circuit is equal to 64 kilobits of bandwidth.

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1), (2) The Financial Statements and Schedule II - Valuation and Qualifying Accounts listed on the index on Page F-1 following are included herein by reference. All other schedules are omitted, either because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

(3) Exhibits:

        Exhibit
         Number                                         Description of Exhibit
                        --------------------------------------------------------------------------------------
            2.1  --     Reorganization Agreement among Time Warner Companies, Inc., MediaOne Group, Inc.,
                        Advance/Newhouse Partnership, Time Warner Entertainment Company, L.P., and Time
                        Warner  Entertainment-Advance/Newhouse Partnership (filed as Exhibit 2.1 to Company's
                        Quarterly Report
                        on Form 10-Q for the quarter ended June 30, 1998)*
            3.1  --     Amended and Restated LLC Agreement of the Company (filed as Exhibit 3.1 to Company's
                        Registration Statement on Form S-1 (Registration No. 333-53553))*
            3.2  --     Certificate of Formation of the Company (filed as Exhibit 3.4 to Company's
                        Registration Statement on Form S-1 (Registration No. 333-53553))*
            3.3  --     Certificate of Amendment to Certificate of Formation of the Company (filed as Exhibit
                        3.5 to Company's Registration Statement on Form S-1 (Registration No. 333-53553))
            4.2  --     Indenture, between TWT LLC, TWT Inc. and The Chase Manhattan Bank, as Trustee (filed as Exhibit 4.1 to TWT LLC's Quarterly Report on Form 10-Q for the quarter ended June
                        30, 1998)*
           10.1  --     Lease, between Quebec Court Joint Venture No. 2, Landlord, and Intelligent Advanced
                        Systems, Inc., Tenant, dated June 3, 1994 (filed as Exhibit 10.1 to TWT LLC's
                        Registration Statement on Form S-1 (Registration No. 333-53553))*
           10.2  --     Agreement for Assignment of Lease, dated September 12, 1997, between Ingram Micro
                        Inc. and Time Warner Communications Holdings Inc. (filed as Exhibit 10.2 to TWT LLC's
                        Registration Statement on Form S-1 (Registration No. 333-53553))*
           10.3  --     First Amendment to Lease, dated October 15, 1997, by CarrAmerica Realty, L.P. and
                        Time Warner Communications Holdings Inc. (filed as Exhibit 10.3 to TWT LLC's
                        Registration Statement on Form S-1 (Registration No. 333-53553))*
           10.4  --     Time Warner Telecom LLC 1998 Option Plan as amended August 5, 1998 and December 16,
                        1998
           10.5  --     Employment Agreement between the Company and Larissa L. Herda (filed as Exhibit 10.6 to Company's Registration Statement on Form S-1 (Registration No. 333-53553))*
           10.6  --     Employment Agreement between the Company and Paul B. Jones (filed as Exhibit 10.5 to
                        Company's Registration Statement on Form S-1 (Registration No. 333-53553))*
           10.7  --     Employment Agreement between the Company and A. Graham Powers (filed as Exhibit 10.7 to Company's Registration Statement on Form S-1 (Registration No. 333-53553))*
           10.8  --     Employment Agreement between the Company and David J. Rayner (filed as Exhibit 10.8 to Company's Registration Statement on Form S-1 (Registration No. 333-53553))*
           10.9  --     Employment Agreement between the Company and John T. Blount (filed as Exhibit 10.10 to TWT LLC's Registration Statement on Form S-1 (Registration No. 333-53553))*
          10.10  --     Capacity License Agreement (filed as Exhibit 10.3 to Company's Quarterly Report on
                        Form 10-Q for the quarter ended June 30, 1998)*
          10.11  --     Trade Name License Agreement (filed as Exhibit 10.4 to Company's Quarterly Report on
                        Form 10-Q for the quarter ended June 30, 1998)*
             21  --     Subsidiaries of the Company (filed as Exhibit 21 to Company's Registration Statement on Form S-1 (Registration No. 333-53553))*
             27  --     Financial Data Schedule

*    Incorporated by reference.

(b) Reports on Form 8-K.
    None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 1999.

                                         TIME WARNER TELECOM LLC

                                         By:       /s/ David J. Rayner
                                            ___________________________________
                                                       David J. Rayner
                                               Senior Vice President and Chief
                                                      Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                             Title                                 Date
---------                             -----                                 ----

(i) Principal Executive Officer

/s/  Larissa L. Herda
________________________________      President and Chief Executive         March 31, 1999
Larissa L. Herda                      Officer and Representative

(ii) Principal Financial Officer

/s/  David J. Rayner
________________________________      Senior Vice President and             March 31, 1999
David J. Rayner                       Chief Financial Officer

(iii) Principal Accounting Officer

/s/  Jill Stuart
________________________________      Vice President, Accounting and        March 31, 1999
Jill Stuart                           Finance and Chief Accounting Officer

(iv) Representatives

/s/  Richard J. Bressler
________________________________      Representative                        March 31, 1999
Richard J. Bressler

/s/  Glenn A. Britt
________________________________      Representative                        March 31, 1999
Glenn A. Britt

/s/  Richard J. Davies
________________________________      Representative                        March 31, 1999
Richard J. Davies

/s/  Larissa L. Herda
________________________________      Representative                        March 31, 1999
Larissa L. Herda

/s/  Stephen A. McPhie
________________________________      Representative                        March 31, 1999
Stephen A. McPhie

/s/  Robert J. Miron
________________________________      Representative                        March 31, 1999
Robert J. Miron

/s/  Audley M. Webster, Jr.
________________________________      Representative                        March 31, 1999
Audley M. Webster, Jr.

/s/  Pearre A. Williams
________________________________      Representative                        March 31, 1999
Pearre A. Williams

                            TIME WARNER TELECOM LLC
                     INDEX TO COMBINED FINANCIAL STATEMENTS



                                                                                                PAGE
                                                                                                ----
Audited Financial Statements:
        Report of Independent Auditors                                                           F-2
        Combined Balance Sheets at December 31, 1998 and 1997                                    F-3
        Combined Statement of Operations for the years ended December 31, 1998, 1997 and 1996    F-4
        Combined Statement of Cash Flows for the years ended December 31, 1998, 1997 and 1996    F-5
        Combined Statement of Changes in Members' Equity for the years ended
          December 31, 1998, 1997 and 1996                                                       F-6
        Notes to Combined Financial Statements                                                   F-7

Schedule II Valuation of Qualifying Accounts                                                    F-16


                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors of TIME WARNER TELECOM LLC:

     We have audited the accompanying combined balance sheets of Time Warner Telecom LLC (the "Company") as of December 31, 1998 and 1997, and the related combined statements of operations, cash flows and members' equity for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at page F-1. These financial statement and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Company at December 31, 1998 and 1997, and the combined results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.



                                         /s/ Ernst & Young LLP
                                         ----------------------
                                         ERNST & YOUNG LLP

Denver, Colorado
February 5, 1999

                            TIME WARNER TELECOM LLC
                            COMBINED BALANCE SHEETS


                                                                                 December 31,
                                                                            -----------------------
                                                                               1998        1997
                                                                            ----------  -----------
                                                                                  (thousands)
ASSETS
Current assets
  Cash and cash equivalents...............................................  $ 105,140   $       --
  Marketable securities...................................................    231,107           --
  Receivables, less allowances of $2,692 and $776.........................     26,690        8,882
  Prepaid expenses........................................................      2,176        1,192
                                                                            ---------    ---------
      Total current assets................................................    365,113       10,074

Investments in unconsolidated affiliates..................................      5,707        4,376
Property, plant and equipment.............................................    612,119      484,206
Less: accumulated depreciation............................................   (117,961)     (69,048)
                                                                            ---------    ---------
                                                                              494,158      415,158
Long-term marketable securities...........................................     19,750           --
Intangible assets, net....................................................     19,616        8,469
                                                                            ---------    ---------
      Total assets........................................................  $ 904,344    $ 438,077
                                                                            =========    =========

LIABILTIES AND MEMBERS' EQUITY
Current liabilities
  Accounts payable........................................................  $  38,888    $  32,908
  Accrued interest........................................................     17,333           --
  Payable to TW Cable.....................................................     16,801           --
  Deferred revenue........................................................     10,524          938
  Accrued payroll and benefits............................................      8,821        6,333
  Accrued taxes and fees..................................................      7,481        5,871
  Other current liabilities...............................................     21,905       16,162
                                                                            ---------    ---------
      Total current liabilities...........................................    121,753       62,212

Long term debt............................................................    400,000           --
Subordinated loans payable to the Parent Companies (including
  $3,399 and $1,544 of accrued interest, respectively)....................    174,940       75,475
Members' equity
  Class A interests having an aggregate participation percentage of 0%....         --           --
  Class B interests having an aggregate participation percentage of 100%..
      Contributed Capital.................................................    555,807      555,807
      Accumulated deficit prior to Reorganization.........................   (299,340)    ______--
                                                                            ---------    ---------
         Total Class B interests..........................................    256,467      555,807

  Accumulated deficit.....................................................    (48,816)    (255,417)
                                                                            ---------    ---------
  Total members' equity...................................................    207,651      300,390
                                                                            ---------    ---------
       Total liabilities and members' equity..............................  $ 904,344    $ 438,077
                                                                            =========    =========

                            See accompanying notes.

                            TIME WARNER TELECOM LLC
                       COMBINED STATEMENTS OF OPERATIONS


                                                               Year Ended December 31,
                                                          ---------------------------------
                                                             1998        1997       1996
                                                          -----------  ---------  ---------
                                                                      (thousands)

Revenues:
     Dedicated transport services.......................    $ 84,024   $ 44,529   $ 20,362
     Switched services..................................      37,848     10,872      3,555
                                                            --------   --------   --------

         Total revenues.................................     121,872     55,401     23,917
                                                            --------   --------   --------

Costs and expenses:
     Operating(a).......................................      67,153     40,349     25,715
     Selling, general and administrative(a).............      77,401     54,640     60,366
     Depreciation and amortization(a)...................      50,717     38,466     22,353
                                                            --------   --------   --------

         Total costs and expenses.......................     195,271    133,455    108,434
                                                            --------   --------   --------

Operating loss..........................................     (73,399)   (78,054)   (84,517)
Gain on disposition of investments......................          --     11,018         --
Equity in income (losses) of unconsolidated affiliates..         127     (2,082)    (1,547)
Interest income.........................................       9,731         --         --
Interest expense (a)....................................     (29,198)    (1,538)       (52)
                                                            --------   --------   --------

Net loss................................................    $(92,739)  $(70,656)  $(86,116)
                                                            ========   ========   ========

(a) Includes expenses resulting from transactions with
    affiliates (Note 7):
     Operating.........................................     $  2,041   $  1,731   $  1,303
                                                            ========   ========   ========

     Selling, general and administrative...............     $  5,063   $  6,810   $  6,106
                                                            ========   ========   ========

     Depreciation and amortization.....................     $  9,010   $  7,064   $  4,961
                                                            ========   ========   ========

     Interest expense, net................                  $ 11,582   $  1,544   $     --
                                                            ========   ========   ========



                            See accompanying notes.

                            TIME WARNER TELECOM LLC
                        COMBINED STATEMENTS OF CASH FLOW




                                                           Year Ended December 31,
                                                      ----------------------------------
                                                         1998        1997        1996
                                                      ----------  ----------  ----------
                                                                 (thousands)
OPERATIONS
Net loss............................................  $ (92,739)  $ (70,656)  $ (86,116)
Adjustments for noncash and nonoperating items:
     Gain on disposition of investments.............         --     (11,018)         --
     Depreciation and amortization..................     50,717      38,466      22,353
     Equity in losses of unconsolidated affiliates..       (127)      2,082       1,547
Changes in operating assets and liabilities:
     Receivables....................................    (17,808)     (4,019)     (2,553)
     Accounts payable...............................      5,980       7,264       1,333
     Accrued interest...............................     20,732       1,544          --
     Payable to TW Cable............................     16,801          --          --
     Accrued payroll and benefits...................      2,488       4,093         919
     Other current liabilities......................     16,939       5,473       8,172
     Other balance sheet changes....................     (3,326)     (2,648)      2,071
                                                      ---------   ---------   ---------

Cash used in operation..............................       (343)    (29,419)    (52,274)
                                                      ---------   ---------   ---------

INVESTING ACTIVITIES
Capital expenditures................................   (126,023)   (127,315)   (144,815)
Investments and acquisitions........................     (1,204)       (334)     (4,375)
Proceeds from sale of investments...................         --       7,028          --
Purchases of marketable securities..................   (286,356)         --          --
Proceeds from maturities of marketable securities...     35,500          --          --
                                                      ---------   ---------   ---------

Cash used in investing activities...................   (378,083)   (120,621)   (149,190)
                                                      ---------   ---------   ---------


FINANCING ACTIVITIES
Proceeds from loans from the Parent Companies.......     96,066      73,931          --
Capital contributions from the Parent Companies.....         --     127,550     222,584
Distributions to the Parent Companies...............         --     (51,441)    (21,120)
Net proceeds from debt offering.....................    387,500          --          --
                                                      ---------   ---------   ---------

Cash provided by financing activities...............    483,566     150,040     201,464
                                                      ---------   ---------   ---------

INCREASE IN CASH AND EQUIVALENTS....................    105,140          --          --

CASH AND EQUIVALENTS AT BEGINNING OF YEAR...........         --          --          --
                                                      ---------   ---------   ---------

CASH AND EQUIVALENTS AT END OF YEAR.................  $ 105,140   $      --   $      --
                                                      =========   =========   =========


                            See accompanying notes.

                            TIME WARNER TELECOM LLC
               COMBINED STATEMENT OF CHANGES IN MEMBERS' EQUITY


                                                                                   Total
                                                        Class B    Accumulated   Members'
                                                       Interests     Deficit      Equity
                                                       ----------  ------------  ---------
                                                                   (thousands)

BALANCE AT DECEMBER 31, 1995.........................  $ 278,234     $ (98,645)  $179,589
Net loss for 1996....................................        ---       (86,116)   (86,116)
Net capital contributions from the Parent Companies..    201,464           ---    201,464
                                                       ---------     ---------   --------

BALANCE AT DECEMBER 31, 1996.........................    479,698      (184,761)   294,937
Net loss for 1997....................................        ---       (70,656)   (70,656)
Net capital contributions from the Parent Companies..     76,109           ---     76,109
                                                       ---------     ---------   --------

BALANCE AT DECEMBER 31, 1997.........................    555,807      (255,417)   300,390
Net loss prior to Reorganization.....................        ---       (43,923)   (43,923)
                                                       ---------     ---------   --------
                                                         555,807      (299,340)   256,467
Effect of Reorganization.............................   (299,340)      299,340        ---
Net loss after Reorganization........................        ---       (48,816)   (48,816)
                                                       ---------     ---------   --------

BALANCE AT DECEMBER 31, 1998.........................  $ 256,467     $ (48,816)  $207,651
                                                       =========     =========   ========




                            See accompanying notes.

1. Organization and Summary of Significant Accounting Policies

Description of Business


     Time Warner Telecom LLC (the "Company") is a facilities-based competitive local telecommunications services provider ("CLEC") in selected metropolitan markets across the United States, offering a wide range of business telephony services, primarily to medium- and large-sized business customers. The business of the Company was commenced in 1993 by Time Warner Cable ("TW Cable"), a division of Time Warner Entertainment Company, L.P. ("TWE"), and reflects the combined commercial telecommunication operations under the ownership or management control of TW Cable. These operations consist of the commercial telecommunication operations of Time Warner Inc. and certain of its subsidiaries (collectively, "Time Warner") and the Time Warner Entertainment-Advance/Newhouse Partnership ("TWE-A/N") that were acquired or formed in 1995, as well as the pre-existing commercial telecommunication operations of TWE (collectively, TWE, TWE-A/N and Time Warner are referred to herein as the "Parent Companies").

     In July 1998, the Company completed a reorganization (the "Reorganization") under which the Parent Companies contributed all of the assets and liabilities of the Company into Time Warner Telecom LLC ("TWT LLC") and in connection therewith, Time Warner, MediaOne of Colorado, Inc. ("MediaOne") and Advance/Newhouse Partnership ("A/N") and together with Time Warner and MediaOne, received all of the limited liability company interests in TWT LLC. The Reorganization has been reflected as of July 1, 1998 for accounting purposes.

     To date, the majority of the Company's revenues have been derived from the provision of "private line" or "direct access" telecommunications services. Because the Company has deployed switches in 16 of its 19 markets, management expects that a growing portion of the Company's revenues will be derived from providing switched services. The Company's customers are principally telecommunications-intensive business end-users, long distance carriers ("IXCs") and internet service providers ("ISPs"), wireless communications companies and governmental entities. Such customers are offered a wide range of integrated telecommunications products and services, including dedicated transmission, local switched, data and video transmission services and Internet services. In addition, the Company benefits from its strategic relationship with TW Cable both through access rights and cost-sharing. As a result, the Company's networks have been constructed primarily through the use of fiber capacity licensed from TW Cable.

Basis of Presentation

     The combined financial statements of the Company reflect the "carved out" historical financial position, results of operations, cash flows and changes in members' equity of the commercial telecommunications operations of the Parent Companies as if they had been operating as a separate company. The combined statement of operations has been adjusted to retroactively reflect an allocation of certain expenses pursuant to the final terms of the related agreements, primarily relating to office rent, overhead charges for various administrative functions performed by TW Cable and certain facility maintenance and pole rental costs. These allocations were required to reflect all costs of doing business and have been based on various methods (Note 7), which management believes results in reasonable allocations of such costs.

Recent Pronouncements


     Effective December 31, 1998, the company adopted FASB Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 requires disclosure of financial and descriptive information about an entity's reportable operating segments under the "Management Approach" as defined in the statement.

     The Company operates in 19 locations and the Company's management makes decisions on resource allocation and assesses performance based on total revenues, EBITDA, and capital spending of these operating locations. Each of the locations offer the same products and services, have similar customers and networks, are regulated by the same type of authorities, and are managed directly by the Company's executives, allowing the 19 sites to be aggregated under the guidelines of FAS 131 resulting in one reportable line of business.

Basis of Combination and Consolidation and Accounting for Investments


     The combined financial statements include 100% of the assets, liabilities, revenues, expenses, income, loss and cash flows of the Company and all entities in which the Company has a controlling voting interest ("subsidiaries"), as if the Company and its subsidiaries were a single entity. Significant intercompany accounts and transactions between the combined entities have been eliminated. Significant accounts and transactions with the Parent Companies are disclosed as related party transactions.

     Investments in entities in which the Company has significant influence, but less than a controlling voting interest, are accounted for using the equity method. At December 31, 1998 and 1997, the Company's investments in unconsolidated affiliates consisted solely of a 50% investment in MetroComm AXS, L.P., a joint venture providing commercial telecommunications services in the central Ohio area. Under the equity method, only the Company's investment in and amounts due to and from the equity investee are included in the combined balance sheet, and only the Company's share of the investee's earnings is included in the combined operating results. In addition, only the Company's share of the cash distributions and cash paid to the investee are included in the combined cash flows.

Use of Estimates


     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates.

Revenues

     Revenues for dedicated transport services are generally billed in advance on a fixed rate basis and recognized over the period the services are provided. Revenues for switched services and long distance are generally billed on a transactional basis determined by customer usage with some fixed rate elements. The transactional elements of switched services are billed in arrears and estimates are used to recognize revenue in the period earned. The fixed rate elements are billed in advance and recognized over the period provided. Reciprocal compensation revenue is an element of switched service revenue, which represents compensation from Local Exchange Carriers ("LECs") for local exchange traffic terminated on the Company's facilities originated by other LECs. Reciprocal compensation is based on contracts between the Company and the LECs. The Company has chosen to defer revenue recognition on a portion of cash payments associated with reciprocal compensation agreements that are under dispute. The Company pays reciprocal compensation expense to the other LECs for local exchange traffic it terminates on the LECs facilities. These costs are recognized as operating expenses.

Significant Customers

     The Company has substantial business relationships with a few large customers, including the major long distance carriers. For the year ended December 31, 1998, the Company's top 10 customers accounted for 37.8% of the Company's consolidated revenues. Two of these customers were interexchange carriers ("IXC"), which each accounted for more than 10% of the Company's revenues in 1998, 1997 and 1996. Revenues included sales to these two IXC's of approximately $28.9 million, $14.7 million and $5.2 million in 1998, 1997 and 1996, respectively.

Cash, Cash Equivalents, and Marketable Securities

     The Company did not historically maintain any cash or marketable securities since all funding of the Company's operating, investing and financing activities were provided by the Parent Companies or by subordinated loans payable to the Parent companies (Note 5). This funding consisted of non-interest bearing capital contributions through June 30, 1997 and subordinated loans during the period from July 1, 1997 through July 14, 1998. The non-interest bearing capital contributions have been included in paid-in capital. The subordinated loans, including accrued interest, have been reflected as long-term liabilities in the accompanying balance sheets.

     The Company considers all highly liquid debt instruments with an original maturity of three months or less, when purchased, to be cash equivalents.

     The Company records its marketable securities in conformity with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement entails categorizing all debt and equity securities as held-to-maturity securities, trading securities, or available-for-sale securities, and then measuring the securities at either fair value or amortized cost.

     Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Interest on securities classified as held-to-maturity is included in interest income.

Receivables

     The Company does not require collateral for telecommunication services provided to customers. However, the Company performs ongoing credit evaluations of its customers' financial conditions and has provided an allowance for doubtful accounts based on the expected collectability of all accounts receivable. The provision for doubtful accounts was $2.0 million, $931,000 and $207,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Property, Plant and Equipment

     Property, plant and equipment are recorded at cost. Additions to property, plant and equipment generally include material, labor, and overhead. The Company licenses the right to use the majority of its fiber optic cable from TW Cable divisions, in which they are co-located. The cost of these rights is capitalized and reflects an allocable share of TW Cable's costs, which generally reflects the incremental costs incurred by TW Cable to construct the fiber for the Company. Such amounts do not always reflect TW Cable's total cost of constructing the distribution plant in cases where TW Cable is also constructing cable plants at the same time. In these instances, TW Cable's total cost of construction is allocated between cable plant and the Company. The Company is then charged for its incremental share of the construction costs related to its share of the fiber. Depreciation is provided on the straight-line method over estimated useful lives as follows:


     Buildings and improvements.....................................  5-20 years
     Communications networks........................................  5-15 years
     Vehicles and other equipment...................................  3-10 years
     Fiber optic use rights.........................................    15 years

     Property, plant and equipment consist of:
                                                                                              December 31,
                                                                                          -------------------
                                                                                            1998        1997
                                                                                          ------      -------
(thousands)
Buildings and improvements..................................................              $  14,453   $ 12,846
Communications networks.....................................................                380,150    290,618
Vehicles and other equipment................................................                 58,224     46,086
Fiber optic use rights......................................................                159,292    134,656
                                                                                          ---------   --------
                                                                                            612,119    484,206
Less accumulated depreciation...............................................               (117,961)   (69,048)
                                                                                          ---------   --------

      Total.................................................................              $ 494,158   $415,158
                                                                                          =========   ========

Intangible Assets

     Intangible assets primarily consist of goodwill, deferred right of way costs and covenants not to compete, which are amortized over periods up to 20 years using the straight-line method. Amortization expense amounted to $2.3 million, $2.0 million and $271,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Accumulated amortization of intangible assets at December 31, 1998 and 1997, amounted to $2.2 million and $1.5 million, respectively.

Income Taxes

     In connection with the Reorganization (Notes 1 and 2), the Company was formed as a limited liability company. As a limited liability company, the Company is treated as a partnership for income tax purposes. As such, the Company is not subject to Federal and state income taxation. The financial statement basis of the Company's assets exceeds the corresponding tax basis by approximately $ 97.9 million at December 31, 1998, principally as a result of differences in accounting for depreciable assets for financial statement and income tax purposes.

Fair Value of Financial Instrument

     The carrying amounts reported in the balance sheet for the Company's financial instruments approximate fair market value, except for the Company's 9 3/4% Senior Notes due 2008 ("Senior Notes"). The fair market value for these instruments was determined based on market prices. At December 31, 1998, the fair market value for the $400 million of Senior Notes was determined to be $422 million, based on the market price.

Reclassifications

     Certain reclassifications have been made to the prior year financial statements to conform with the 1998 presentation.

2. Members' Equity

     In July 1998, the Company completed a reorganization (the "Reorganization"), under which the Company's capitalization was authorized to include two classes of interests, Class A Interests and Class B Interests. In connection with the Reorganization, the Parent Companies contributed their respective assets and liabilities of the Company's business to the Company and in connection therewith, Time Warner, MediaOne Group, Inc. and certain of its subsidiaries ("MediaOne"), and Advance/Newhouse Partnership ("Newhouse") received Class B Interests having an aggregate participation percentage of 100%. Following the Reorganization, Time Warner, MediaOne and Newhouse held Class B Interests having participation percentages equaling 61.9%, 18.9% and 19.2%, respectively. Time Warner, MediaOne and Newhouse are collectively referred to herein as the "Members". Accordingly, the accompanying combined financial statements have been adjusted to retroactively reflect the authorization of Class A Interests and the authorization and issuance of Class B Interests having an aggregate participation percentage of 100% for all periods. The Reorganization has been reflected as of July 1, 1998 for accounting purposes.

     The Class A Interests and Class B Interests are substantially identical in all respects, except that the Class A Interests have no voting rights, provided, however, that the approval of the holders of a majority (in participation percentage) of the Class A Interests, voting as a separate class, is required for any amendment to the Company's Limited Liability Company Agreement that would have an adverse effect on the rights of the holders of such class. The business and affairs of the company are managed by a management committee (the "Management Committee"), except for certain matters which require the unanimous vote of the holders of Class B Interests. Representatives of the Management Committee are appointed by the Members.

3. Option Plans

Time Warner Telecom LLC 1998 Option Plan

     In connection with the Reorganization, the Management Committee approved an option plan that provides for granting options to purchase Class A Interests representing a 10% interest in the Company or 9,027,000 units. Such options have been granted to employees of the Company at estimated fair value at the date of the grant, and accordingly, no compensation cost has been recognized by the Company relating to such option plan. Generally, the options become exercisable over a four-year vesting period and expire ten days from the date of the grant.

     For purposes of applying FASB Statement No. 123, "Accounting for Stock Based Compensation" ("FAS 123"), the fair value of each option grant by Time Warner Telecom LLC is estimated on the date of the grant using the minimum value option-pricing model. With regard to grants of Time Warner Telecom LLC options to the company's employees in 1998, weighted average assumptions consisted of: dividend yield of 0%; risk-free interest rate of 6.5%; and an expected life of 5 years. The weighted average fair value of a Time Warner Telecom LLC option granted to the Company's employees was $3.33 per unit for the year ended December 31, 1998.

     A summary of option activity with respect to the Time Warner Telecom LLC 1998 Option Plan is as follows:
                                                                  Number of
                                                                    Units
                                                                 -------------
Balance at December 31, 1997
   Granted......................................................  6,115,250
   Exercised....................................................         --
   Cancelled (a)................................................   (304,500)
                                                                  ---------
Balance at December 31, 1998....................................  5,810,750
                                                                  =========

(a) Includes all options cancelled and forfeited during the year.

   There were no exercisable options held by employees at December 31, 1998. Outstanding options held by employees at December 31, 1998 were all granted with an exercise price of $12 per unit and have a weighted average remaining contractual life of 9.6 years.

Time Warner and Media One Stock Option Plans

     Time Warner and MediaOne also have stock option plans under which certain employees of the Company have been granted options to purchase Time Warner or MediaOne common stock. Such options have been granted to employees of the Company at fair market value at the date of the grant, and accordingly, no compensation cost has been recognized by Time Warner and MediaOne, nor charged to the Company, related to such stock option plans. Generally, the options become exercisable over a three-year vesting period and expire ten years from the date of the grant. All options have been retroactively restated for stock splits.

     For purposes of applying FAS 123, the fair value of each option grant by Time Warner and MediaOne is estimated on the date of the grant using the Black-Scholes option-pricing model. With regard to grants of Time Warner stock options to the Company's employees in 1998, 1997 and 1996, weighted average assumptions consisted of: dividend yields of .5% in 1998 and 1.0% in each of 1997 and 1996; expected volatility of 21.5%, 21.9% and 21.7%, respectively; risk-free interest rates of 5.5%, 6.6% and 6.1%, respectively; and expected lives of 5 years in all three periods. The weighted average fair value of Time Warner stock granted to the Company's employees was $10.50, $6.48 and $6.09 for the years ended December 31, 1998, 1997 and 1996, respectively. In 1997, MediaOne granted options to a director and former executive of the Company. The weighted averaged fair value of a MediaOne stock option was $7.43, based on the following weighted average assumptions: no dividend yield; expected volatility of 30%; risk-free interest rate of 6.8%; and an expected life of 5 years.

     A summary of stock option activity in the Time Warner and MediaOne stock option plans, with respect to employees of the Company, is as follows:

                                                           Time Warner                    MediaOne
                                                 -----------------------------------------------------------
                                                   Number of   Weighted-Average  Number of  Weighted-Average
                                                     Shares     Exercise Price    Shares     Exercise Price
                                                   ----------  ----------------  ---------  ----------------
Balance at December 31, 1995.....................    264,350             $18.56       ----      $       ----
  Granted........................................    113,500              21.32       ----              ----
  Exercised......................................     (1,268)             17.69       ----              ----
  Cancelled (a)..................................    (13,932)             20.32       ----              ----
                                                     -------                     ---------

Balance at December 31, 1996.....................    362,650             $19.35       ----              ----
  Granted........................................     27,700              21.78      5,566            $18.26
  Exercised......................................     (3,500)             18.88       ----              ----
  Transferred (b)................................    (98,100)             22.36       ----              ----
  Cancelled (a)..................................    (19,500)             20.49       ----              ----
                                                     -------                     ---------

Balance at December 31, 1997.....................    269,250             $18.43      5,566            $18.26
  Granted........................................     54,900              34.87       ----              ----
  Exercised......................................    (59,164)             19.72       ----              ----
  Cancelled (a)..................................       (500)             18.78       ----              ----
                                                     -------                     ---------

Balance at December 31, 1998.....................    264,486             $21.55      5,566            $18.26
                                                     =======                     =========


(a)  Includes all options cancelled and forfeited during the year.
(b) Transfers represent individuals who were employed by the Company; but transferred to another Time Warner affiliate.

   The number of exercisable Time Warner and MediaOne options held by employees of the Company is as follows:

                                 1998     1997     1996
                                -------  -------  ------

   Time Warner stock options    166,730  121,433  70,408
   MediaOne stock options         1,855     ----    ----

Pro Forma Net Loss

   In accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, no compensation cost has been recognized by the Company for any of the three option plans detailed above. Had compensation cost for Time Warner Telecom LLC's, Time Warner's and MediaOne's option plans been determined based on the fair value at the grant dates for all awards made subsequent to 1994 consistent with the method set forth under FASB Statement No. 123, "Accounting for Stock-Based Compensations" ("FAS 123"), the Company's allocable share of compensation cost would have increased its net loss to the pro forma amounts indicated below:

                                                                      Year Ended December 31,
                                                      -----------------------------------------------
                                                       1998                1997                1996
                                                       ----                ----                ----
                                                                       (Thousands)
Net loss:
As reported......................................    $(92,739)           $(70,656)           $(86,116)
                                                     ========            ========            ========
Pro forma........................................    $(95,382)           $(71,012)           $(86,500)
                                                     ========            ========            ========

The Black-Scholes and minimum value method option valuation models were developed for use in estimating the fair value of options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions such as expected stock price volatility. Because the Company's employee options and those issued by Time Warner and MediaOne have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

4. Long Term Debt

     On July 21, 1998, the Company issued $400 million in Senior Notes. The Senior Notes are unsecured, unsubordinated obligations of the Company and Time Warner Telecom Inc., a wholly owned subsidiary of the Company, which are jointly and severally liable, fully and unconditionally, with respect to the Senior Notes. Interest on the Senior Notes is payable semiannually on January 15 and July 15, beginning January 15, 1999. The net proceeds of approximately $387.5 million are expected to be used to expand and develop existing and new networks and for general corporate and working capital purposes through the middle of 2000. The proceeds of the Notes were immediately invested in cash equivalents and marketable securities. Interest expense relating to the Notes totaled approximately $17.9 million for the twelve months ended December 31, 1998.

5. Subordinated Loans Payable to the Parent Companies

     Effective July 1, 1997 through July 14, 1998, all of the Company's financing requirements were funded with subordinated loans from the Parent Companies. These loans from the Parent Companies are subordinated in right of payment to the Senior Notes, except for a provision allowing repayment prior to maturity with the net proceeds of any offering of common stock or equivalent interest of the Company. These loans bear interest (payable in kind) at The Chase Manhattan Bank's prime rate which was 7.75% at December 31, 1998. Effective with the Reorganization, the maturity of these loans was extended until 2008. Interest expense relating to these loans totaled approximately $11.6 million in 1998 and $1.5 million in 1997.

6. Marketable Securities

     At December 31, 1998, the Company's marketable securities portfolio consisted of shares of money market mutual funds, corporate debt securities, certificates of deposit with banks, and foreign government debt securities. At December 31, 1998, all of the Company's marketable securities were categorized as "held-to-maturity" and carried at amortized cost.

     Marketable securities at December 31, 1998, were as follows:

                                                                             Amortized
                                                                               Cost
                                                                            -----------
                                                                            (thousands)

Cash Equivalents:
     Shares of money market mutual funds..................................    $  3,338
     Certificates of deposit with banks...................................       5,000
     Corporate debt securities............................................      93,394
                                                                              --------
                                                                               101,732
Current Marketable Securities:
     Certificates of deposit with banks...................................      57,014
     Corporate debt securities............................................     169,085
     Foreign government debt securities...................................       5,008
                                                                              --------
                                                                               231,107
Long-Term Marketable Securities:
     Corporate debt securities............................................      19,750
                                                                              --------
     Total Marketable Securities........................................      $352,589
                                                                              ========

     The estimated fair value of the marketable securities is not materially different from the amortized cost. The company does not have any marketable securities with a maturity of greater than two years.

7. Related Party Transactions

     In the normal course of conducting its businesses, the Company has various transactions with the Parent Companies, generally on terms resulting from negotiation between the affected units that, in management's view, results in reasonable allocations.

     The Company's operations, which in certain cases are co-located with TW Cable divisions, are allocated a charge for various overhead expenses for services provided by TW Cable. These allocations are based on direct labor, total expenses, or headcount relative to each division. The Company is also allocated rent based on the square footage of space occupied by the Company at TW Cable facilities. The aggregate of these charges totaled approximately $2.1 million, $4.4 million and $4.3 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     The Company participates in the Time Warner Cable Pension Plan (the "Pension Plan"), a noncontributory defined benefit pension plan which covers approximately 75% of all employees. The remaining 25% of employees are participating in a pension plan under the administration of MediaOne, their previous employer. The Company also participates in the Time Warner Cable Employees Savings Plan (the "Savings Plan"), a defined contribution plan. Both the Pension Plan and Savings Plan are administered by a committee appointed by the Board of Representatives of TWE and cover substantially all employees.

     Benefits under the Pension Plan are determined based on formulas which reflect employees' years of service and compensation levels during their employment period. Total pension cost was $1.9 million, $1.7 million and $1.2 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     The Company's contributions to the Savings Plan can represent up to 6.67% of the employees' compensation during the plan year. TWE's Board of Representatives has the right in any year to set the maximum amount of the Company's annual contribution. Defined contribution plan expense was $1.0 million, $710,000 and $606,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     As of January 1, 1999, the Company does not participate in the Time Warner Cable Pension Plan, the MediaOne Pension Plan or the Time Warner Cable Employee Savings Plan, because the company has adopted its own benefit plans, including a 401(k) program.

     The Company licenses the right to use the majority of its fiber optic cable from TW Cable. The Company paid TW Cable $23.8 million, $32.5 million, and $41.3 million in the years ended December 31, 1998, 1997 and 1996, respectively, under this arrangement. Such costs have been capitalized by the Company. The amortization of these costs and fiber previously capitalized in the amount of $9.0 million, $7.1 million and $5.0 million for the years ended December 31, 1998, 1997 and 1996, respectively, has been classified as a component of depreciation and amortization in the accompanying combined statement of operations. In addition, under this licensing arrangement, the Company reimburses TW Cable for facility maintenance and pole rental costs, which costs amounted to $2.0 million, $1.7 million and $1.3 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     Effective July 1, 1997 through July 14, 1998, all of the Company's financing requirements were funded with loans from the Parent Companies. Interest expense relating to these loans totaled approximately $11.6 million in 1998 and $1.5 million in 1997 (see Note 5).

8. Commitments and Contingencies

     The Company has non-cancelable operating leases for office space and switching facilities expiring over various terms. Certain of these leases contain renewal clauses. Rental expense for all operating leases totaled $7.0 million, $5.4 million and $4.2 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     The minimum rental commitments under non-cancelable operating leases are:
1999 -- $6.3 million; 2000 -- $6.1 million; 2001 -- $5.8 million; 2002 -- $5.9 million; 2003 -- $5.7 million and after 2003 -- $30.6 million.

     Pending legal proceedings are substantially limited to litigation incidental to the business of the Company. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial statements.

                SCHEDULE II - VALUATION OF QUALIFYING ACCOUNTS

                                                               Additions/
                                                   Balance at  Charges to                Balance at
                                                   Beginning    Costs and                  End of
                                                   Of Period    Expenses    Deductions     Period
                                                   ----------  -----------  -----------  ----------
                                                                    (thousands)
For the Year ended December 31, 1998:
     Allowance for doubtful accounts receivable..        $776      $2,020        $(104)      $2,692

For the Year ended December 31, 1997:
     Allowance for doubtful accounts receivable..        $193      $1,213        $(630)      $  776

For the Year ended December 31, 1996:
     Allowance for doubtful accounts receivable..        $ 21      $  271        $ (99)      $  193
